Form 10QSB
period 1999-06-30
OSWEGO COUNTY BANCORP INC
filed 1999-08-13
CIK 1075954

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                     ---------------------------------------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      [X]    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      [ ]   SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________  to  ________

                        COMMISSION FILE NUMBER 000-30140
                        --------------------------------

                           OSWEGO COUNTY BANCORP, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                           16-1567491
        --------                                          ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification Number)

 44 EAST BRIDGE STREET, OSWEGO, NEW YORK                     13126
 ---------------------------------------                     -----
 (Address of principal executive office)                   (Zip Code)

Check whether the issuer (1) filed all reports required to be filed y Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes....... No [X]

Registrant's telephone number, including area code: (315) 343-4100
                                                    ---------------

                  Number of shares of common stock outstanding
                              as of August 9, 1999

Class                                                          Outstanding
COMMON STOCK, $.01 PAR VALUE                                   887,230
----------------------------                                   -------



                           OSWEGO COUNTY BANCORP, INC.
                                   Form 10-QSB
                                      INDEX


                                                                                      Page

PART I -  FINANCIAL INFORMATION

         Item 1 - Financial Statements for Oswego County Savings Bank (unaudited):

                  Statements of Financial Condition
                           at June 30, 1999 and December 31, 1998                       3

                  Statements of Income for the three and six months ended
                           June 30, 1999 and June 30,1998                               4

                  Statements of Net Worth and Comprehensive Income
                           for the six months ended June 30, 1999.                      5

                  Statements of Cash Flows for the six months
                           ended June 30, 1999 and June 30, 1998.                       6


                  Notes to Financial Statements                                         7

         Item 2 -  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                10 - 11

         Item 3 - Quantitative & Qualitative Disclosure about
                                   Market Risk                                          12

PART II -  OTHER INFORMATION

         Item 1 - Legal Proceedings                                                     12
         Item 2 - Changes in Securities and Use of Proceeds                             12
         Item 3 - Defaults Upon Senior Securities                                       12
         Item 4 - Submission of Matters to a Vote of Security Holders                   12

         Item 5 - Other Information                                                     12
         Item 6 - Exhibits and Reports on Form 8-K                                      13
                  Signatures                                                            14

         Index to Exhibits                                                              17, 18

         PART I -  FINANCIAL INFORMATION

                  Item 1 - Financial Statements (unaudited):





                                                                     OSWEGO COUNTY SAVINGS BANK
                                                                 STATEMENTS OF FINANCIAL CONDITION
                                                                          (In Thousands)
                                                                           (Unaudited)


                                                                                 JUNE 30, 1999      DECEMBER 31, 1998
                                                                                 -------------      -----------------
 ASSETS
      Cash and due from banks                                                       $   4,473              4,007
      Federal funds sold and other short-term investments                               5,100              2,600
      Securities held-to-maturity (fair value of $15,457 at
           June 30, 1999 and $13,792 at December 31, 1998)                             15,654             13,730
      Securities available-for-sale, at fair value                                     15,383             14,784

      Loans receivable                                                                 71,754             67,795
           Less allowance for loan losses                                               1,084              1,068
                                                                                    ---------          ---------

               Loans receivable, net                                                   70,670             66,727
                                                                                    ---------          ---------

      Loans held for sale                                                                   0              4,286
      Real estate owned                                                                   167                195
      Premises and equipment, net                                                       2,289              2,245
      Accrued interest receivable                                                         877                856
      Other assets                                                                      2,065              1,436
                                                                                    ---------          ---------
               Total assets                                                         $ 116,678            110,866
                                                                                    =========          =========

 LIABILITIES AND NET WORTH
 Liabilities:
      Deposits                                                                      $ 102,398             96,564
      Escrow deposits                                                                     937              1,319
      Other liabilities                                                                 1,626              1,289
                                                                                    ---------          ---------
               Total liabilities                                                      104,961             99,172
                                                                                    ---------          ---------

 Net Worth:
      Undivided Profits                                                                11,985             11,695
      Accumulated other comprehensive income (loss)                                      (268)                (1)
                                                                                    ---------          ---------

           Total net worth                                                             11,717             11,694
                                                                                    ---------          ---------

               Total liabilities and net worth                                      $ 116,678            110,866
                                                                                    =========          =========


See accompanying notes to financial statements.


                                                     OSWEGO COUNTY SAVINGS BANK
                                                        STATEMENTS OF INCOME
                                                           (In Thousands)
                                                             (Unaudited)


                                                       For the Three Months Ended       For the Six Months Ended
                                                                 June 30,                       June 30,
                                                     -----------------------------    -----------------------------
                                                          1999            1998            1999             1998
                                                     -------------   -------------    --------------    -----------
Interest income:
      Loans                                              $1,449           1,569           2,887           3,205
      Securities                                            443             346             843             670
      Federal funds sold and other
          short-term investments                             47              54              81             108
                                                         ------           -----           -----           -----

              Total interest income                       1,939           1,969           3,811           3,983

Interest expense on deposits                                777             838           1,549           1,732
                                                         ------           -----           -----           -----

              Net interest income                         1,162           1,131           2,262           2,251

Provision for loan losses                                    30              30              60              60
                                                         ------           -----           -----           -----

              Net interest income after
                   provision for loan losses              1,132           1,101           2,202           2,191
                                                         ------           -----           -----           -----

Noninterest income
      Service charges                                        99             104             192             194
      Net gain on sale of securities                          0               0               8               0
      Other income                                           17              19              32              30
                                                         ------           -----           -----           -----
              Total noninterest income                      116             123             232             224
                                                         ------           -----           -----           -----

Noninterest expenses
      Salaries and employee benefits                        495             513             973             998
      Occupancy and equipment                               107             102             219             207
      Other general and administrative
          expenses                                          417             478             788             916
                                                         ------           -----           -----           -----
              Total noninterest expenses                  1,019           1,093           1,980           2,121
                                                         ------           -----           -----           -----

Income before income taxes                                  229             131             454             294

Income taxes                                                 82              55             164             124
                                                         ------           -----           -----           -----

              Net income                                 $  147              76             290             170
                                                         ======           =====           =====           =====


See accompanying notes to financial statements.


                                                     OSWEGO COUNTY SAVINGS BANK
                                          STATEMENTS OF NET WORTH AND COMPREHENSIVE INCOME
                                            FOR THREE AND SIX MONTHS ENDED JUNE 30, 1999.
                                                           (In Thousands)
                                                             (Unaudited)

                                                                                 Accumulated
                                                                                    Other
                                                             Undivided          Comprehensive           Total
                                                              Profits               Income            Net Worth
                                                            -----------         -------------       ------------
Balance at December 31, 1998                                    11,695                 (1)              11,694

Comprehensive income:
      Net income for six months ended
              June 30, 1999                                        290                  0                  290

      Net change in unrealized gain (loss) on
          securities available for sale, net of taxes                0               (267)                (267)
                                                                                                       -------

              Total comprehensive income                                                                    23
                                                            ----------           --------              -------

Balance at June 30, 1999                                    $   11,985               (268)              11,717
                                                            ==========           ========              =======


See accompanying notes to financial statements.




                                                     OSWEGO COUNTY SAVINGS BANK
                                                      STATEMENTS OF CASH FLOWS
                                                           (In Thousands)
                                                             (Unaudited)
                                                                               For the Six Months Ended June 30,
                                                                              ----------------------------------
                                                                                    1999              1998
                                                                               ---------------    -------------
Cash flows from operating activities:
      Net Income                                                                  $   290               170
      Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
              Depreciation                                                            143               120
              Provision for loan losses                                                60                60
              Gain on sale of real estate owned                                         0                (2)
              Gain on sale of securities                                               (8)                0
              Security amortization                                                    19                 6
              Change in:
                   Accrued interest receivable                                        (21)               43
                   Other assets                                                      (452)              (45)
                   Other liabilities                                                  337              (207)
                                                                                  -------            ------
                       Net cash provided by operating activities                      368               145
                                                                                  -------            ------

Cash flows from investing activities:
      Proceeds from maturity of and principal collected on
          securities held to maturity                                               2,371             4,750
      Proceeds from maturity of and principal collected on
          securities available for sale                                             6,956             3,400
      Purchases of securities held to maturity                                     (4,316)           (5,079)
      Purchases of securities available for sale                                   (7,989)           (4,677)
      Principal collections of loans, net of loan originations                        283             4,806
      Proceeds from sale of real estate owned                                          28               192
      Capital expenditures, net of disposals                                         (187)              (51)
                                                                                  -------            ------
                       Net cash provided by (used in)
                           investing activities                                    (2,854)            3,341
                                                                                  -------            ------

Cash flows from financing activities:
      Net increase in demand and savings deposits                                   6,047               573
      Escrow deposits                                                                (382)             (536)
      Net decrease in time deposits                                                  (213)           (1,793)
                                                                                  -------            ------
                       Net cash provided by (used in)
                           financing activities                                     5,452            (1,756)
                                                                                  -------            ------

Net increase in cash and cash equivalents                                           2,966             1,730
Cash and cash equivalents at beginning of period                                    6,607             6,764
                                                                                  -------            ------
Cash and cash equivalents at end of period                                        $ 9,573             8,494
                                                                                  =======            ======

Supplemental disclosure of cash flow information: Non-cash operating and investing activities:
          Transfer of loans held for sale to loans                                $ 4,286                 0
                                                                                  =======            ======

See accompanying notes to financial statements.

                           OSWEGO COUNTY SAVINGS BANK
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999
(1)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the three and six month periods ended June 30, 1999 and 1998. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

(2)      PLAN OF REORGANIZATION

         On July 13, 1999, Oswego County Savings Bank (the "Bank") reorganized into the mutual holding company form of organization as a wholly owned subsidiary of Oswego County Bancorp, Inc. (the "Company"), a mid-tier stock holding company that became the majority-owned subsidiary of Oswego County MHC (the "MHC"). Contemporaneously with the reorganization, the Company sold 399,500 shares of its common stock, par value $.01 ("Company Common Stock") at $10.00 per share, raising gross proceeds of $4.0 million. As an integral part of the reorganization and public offering and in furtherance of the Bank commitment to the communities it serves, the Bank and the Company have established a charitable foundation known as The Oswego County Charitable Foundation (the "Foundation") and have contributed 15,980 shares to the Foundation. The Foundation will provide funding to support charitable causes and community development activities, which will compliment The Bank's existing community activities. During the third quarter of 1999 the Company will record a $ 159,800 contribution expense in conjunction with the forming of the Foundation. In addition, the Company established an ESOP for the employees of the Company and the Bank, which became effective with the completion of the Conversion. The plan calls for the ESOP (Employee Stock Ownership Plan) to acquire 31,960 shares at a total value of $319,600. The Company will account for the ESOP in accordance with the Statement of Position 93-6 "Employer's Accounting for Employee Stock Ownership Plans."

(3)      EARNINGS PER SHARE

         Basic earnings per share for the three and six months ended June 30, 1999 and 1998 is not applicable, as the Bank's conversion from mutual-to-stock form and reorganization into a holding company format was not completed as of June 30, 1999.

(4)      NEW ACCOUNTING  PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities". As recently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No.133", the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. In management's opinion SFAS No.133 when adopted will not have a material effect on the Company's financial statements since the Company owns no derivative instruments affected by this statement.




(5)   BASIS OF FINANCIAL STATEMENT PRESENTATION

         The Company was incorporated under Delaware law on April 21, 1999 by the Oswego County Savings Bank in connection with the conversion of the Bank from a state-chartered savings bank to a state-chartered stock savings bank. Upon consummation of the Conversion on July 13, 1999, the Company became the holding company for the Bank.

         For purposes of the 10-QSB, the financial statements of the Company have been omitted because the Company, as of June 30, 1999, had not yet issued any stock, had no assets and no liabilities and had conducted no business other than those of an organizational nature. Alternatively, the unaudited financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations presented herein are for the Bank, which became the subsidiary of the Company upon consummation of the Conversion. No pro forma effect has been given to the sale of the Company's stock in the Conversion.






Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION

             Total assets increased by $5.8 million or 5.2% from $110.9 million at December 31, 1998 to $116.7 million at June 30, 1999. Net loans decreased by $343,000 during the six-month period, from $71.0 million at December 31, 1998 to $70.7 million at June 30, 1999. The decrease in loans was caused by a $2.6 million decline in residential mortgages and home equity loans as principal paydowns exceeded originations. Commercial mortgages increased by $506,000 and consumer loans increased by $1.7 million partially offsetting the decline in residential mortgages and home equity loans. This shift in the mix of the loan portfolio reflects the Bank's efforts to increase the yield on its loans and improve its interest rate sensitivity with shorter-term loans.

             Securities held to maturity increased $2.0 million from $13.7 million at December 31, 1998 to $15.7 million at June 30, 1999. Securities available for sale also increased from $14.8 million at December 31, 1998 to $15.4 million at June 30, 1999.

             Deposits increased by $5.5 million during the first six months of 1999 to $103.3 million due to $3.5 million in stock subscription funds on deposit in conjunction with the Company's initial public offering and other deposit accounts primarily commercial type deposits.

             Our net worth increased by $23,000 during the six-month period ended June 30, 1999. The increase resulted from net income of $290,000, which was substantially offset by a $267,000 increase in the unrealized loss in securities available for sale.

RESULTS OF OPERATIONS

             Net income for the three and six months periods ended June 30, 1999 was $147,000 and $290,000, respectively. This compares to net income of $76,000 and $170,000 for the same periods of the prior year.

             Net interest income remained relatively stable during both the three and six months periods ended June 30, 1999 compared the same periods in the prior year.

             Total interest income decreased by $30,000 and $172,000 respectively, for the three and six months ended June 30, 1999. The primary reason for the decreases in interest income was a decline in the average yield on loans reflecting changes in the composition of the loan portfolio.

              Interest expense decreased by $61,000 and $183,000 respectively for the three and six month periods ended June 30,1999 as compared to the same periods in 1998. This was primarily due to a revision in deposit rate composition resulting in a lower average rate paid on deposits in 1999 compared to the same periods in 1998.

             Noninterest income decreased by $7,000 for the three months ended June 30,1999 and increased by $8,000 for the six month period ended June 30, 1999 as compared to the same periods in 1998. This is primarily due substantial recovery of service charges on delinquent loans during the comparable period in the prior year.

              Noninterest expenses decreased by $74,000 and $141,000 respectively, for the three and six months periods ended June 30, 1999 compared to the same periods in the prior year. Salary and benefit cost decreased slightly to changes in the staffing mix and benefit costs. Data processing costs included in occupancy and equipment increased due to contractual increases and higher service volumes. Outside services such as audit, consulting and training have decreased due to completion of tasks and improved internal processes.

             Income tax expense increased by $27,000 and $40,000 respectively, for the three and six months periods ended June 30, 1999 compared to the same periods in the prior year. The income tax rate for the six-month periods declined to 36.1% in 1999 from 42.2% in 1998. The higher income tax rate in 1998 was principally caused by non-deductible merger-related expenses, which became deductible in the fourth quarter of 1998.

YEAR 2000 - Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. We have conducted a thorough assessment of our internal systems as well as the efforts of our outside data processing service providers. During this assessment phase, we identified all in-house systems and third party relationships, and assessed whether they were "mission-critical." Mission-critical is defined as a system that is vital to the successful continuance of a core business activity. Our data processing system, operations and teller software and platforms, automated teller machines and personal computer network have been identified as "mission - critical." We have assessed both information technology systems and non-information technology systems. Examples of non-information technology systems include utility and telephone companies, security systems, and correspondent financial organizations. Also included in our assessment was the identification of those systems and vendors whom we have control over and those that we do not control. Examples of those vendors whom the Bank has control over include organizations which the Bank has a material relationship with. Vendors whom the Bank has no control over include utility companies.

         The most important mission-critical area concerns the primary data processing services and software provided to us by a third party vendor. The vendor has rewritten certain portions of the software, tested the system and advised us that it is Year 2000 compliant. We also have tested the system and believe it is Year 2000 compliant. The third party vendors, which provide our automated teller machines and the related software and network switches have tested those machines and the system and advised us that they also are Year 2000 compliant. Our bank teller and platform software have been tested by the vendor and us and found to be Year 2000 compliant. We believe that we would use manual systems as a contingency plan if power or communication capabilities were not available. There can be no assurance in this regard, however, and it is possible that as a result we could experience data processing delays, errors or failures, all of which could have a material adverse impact on our financial condition and results of operations. We estimate that our costs related to year 2000 compliance will be approximately $350,000, including over $300,000 incurred through June 30, 1999 in compliance related costs for upgrading our computer network and telephone system.

         We have also evaluated our non-information technology systems to determine if such systems may have embedded technology that could also be affected by the year 2000 problem. We have determined that there are only a few systems of this type that could be affected. The vendors have informed us that the systems are or will be year 2000 compliant by year 2000.

         Computer problems experienced by our commercial borrowers could have an adverse effect on their business operations and their ability to repay their loans when due. The Bank is evaluating Year 2000 readiness of its commercial loan applicants as part of the loan underwriting process and is calling upon major existing borrowers to assess their readiness and identify potential problems. There are currently no significant concerns due to the limited amount of commercial loans made by the Bank.

         We have developed contingency plans for all mission-critical areas of the Bank. Those contingency plans are being drafted into one unified document which is being reviewed and rewritten by a third-party consultant hired by us. The contingency plans are based on operating in the event of no electrical power and/or no communications, as well as failure of a mission-critical area for whatever reason. Testing of the contingency plans will be accomplished on an ongoing basis throughout the balance of 1999. Contingency plans necessarily call for many tasks being done on a manual basis in the event of no power or no communications. There can be no assurance in this regard, however, and it is possible that as a result we could experience data processing delays, errors or failures, all of which could have a material adverse impact on our financial condition and results of operations.

FORWARD-LOOKING STATEMENTS - This report may contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and assumptions made by management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seems", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or otherwise.

ITEM 3 - QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Bank's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Although the Bank manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. The Bank does not currently have a trading portfolio or use derivatives to manage market and interest rate risk.

The Bank's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which reports to the Board of Trustees. The committee, comprised of senior management, has developed policies to measure, manage, and monitor interest rate risk. Interest rate risk arises from a variety of factors, including differences in the timing between the contractual maturity or repricing of the Bank's assets and liabilities. For example, the Bank's net interest income is affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital.


PART II:  OTHER INFORMATION

         Item 1   Legal Proceedings
                  -----------------
                           None

         Item 2   Changes in Securities and Use of Proceeds
                  -----------------------------------------
                  The Company's initial registration statement (No. 333-69959) on form SB-2/A was declared effective on May 14, 1999. The offering commenced on May 14, 1999 and expired on June 28, 1999. Friedman, Billings, Ramsey & Co., Inc. was the managing underwriter in the offering. The sale in the offering of 399,500 of the Company's common stock, par value $.01 per share ("Common Stock"), closed July 13, 1999 for gross proceeds of $3,995,000. Net of the estimated offering costs and expenses of $1,150,000, the offering generated net proceeds of $2,845,000. Of such proceeds, $203,600 was loaned to the Company's ESOP for the purchase by the ESOP of 20,360 shares of Common Stock, an additional $116,000 was committed for future ESOP purchases, $1,381,990 was paid to the Bank in exchange for the common stock of the Bank issued in it's conversion from a state-chartered mutual savings bank to a state-chartered stock savings bank, and $1,381,990 was deposited with the Bank. The $1,381,990 contributed to the Bank was invested in federal funds.


         Item 3   Defaults Upon Senior Securities
                  -------------------------------
                           None

         Item 4   Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                           None

         Item 5   Other Information
                  -----------------
                           None

         Item 6   Exhibits and Reports on Form 8-k
                  --------------------------------

                           (a)     27.1      Financial Data Schedule

                           (b)     Reports on Form 8-k
                                   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    August 13, 1999                      By:      /s/ Gregory J. Kreis
                                                       --------------------
                                                       Gregory J. Kreis
                                                       President and Chief
                                                       Executive Officer


Date:    August 13, 1999                      By:      /s/Robert H. Hillick
                                                       --------------------
                                                       Robert H. Hillick
                                                       Senior Vice President and
                                                       Treasurer