Form 10QSB
period 1999-09-30
OSWEGO COUNTY BANCORP INC
filed 1999-11-15
CIK 1075954

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                     ---------------------------------------

                                  FORM 10-QSB

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         |X|      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         [ ]      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________  to  ________

                        COMMISSION FILE NUMBER 000-30140
                        --------------------------------

                           OSWEGO COUNTY BANCORP, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                               16-1567491
         -----------------------                     -------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification Number)

         44 EAST BRIDGE STREET, OSWEGO, NEW YORK                  13126
         ---------------------------------------                  -----
         (Address of principal executive office)                  (Zip Code)

         Check whether the issuer (1) filed all reports required to be filed y
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
         past 90 days. Yes        No [X]
                          ------    -----
         Registrant's telephone number, including area code:  (315) 343-4100
                                                              --------------

                  Number of shares of common stock outstanding
                             as of November 12, 1999

          Class                                               Outstanding
          COMMON STOCK, $.01 PAR VALUE                       887,230
          ----------------------------                       -------

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                      INDEX

                                                                                               Page
Part I - FINANCIAL INFORMATION

                  Item 1 - Financial Statements (unaudited):

                           Condensed Consolidated Statements of Financial Condition
                                    at September 30, 1999 and December 31, 1998                  3
                           Condensed Consolidated Statements of Income for the
                                    three and nine month periods ended September 30, 1999
                                    and September 30,1998                                        4

                           Condensed Consolidated Statements of Cash Flows for the
                                    nine month periods ended September 30, 1999 and
                                    September 30, 1998                                           5

                           Notes to Unaudited Condensed Consolidated Financial Statements        6

                  Item 2 -  Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations           10 - 11

                  Item 3 - Quantitative & Qualitative Disclosure about
                                            Market Risk                                     11

Part II -  OTHER INFORMATION

                  Item 1 - Legal Proceedings                                                12
                  Item 2 - Changes in Securities and Use of Proceeds                        12
                  Item 3 - Defaults Upon Senior Securities                                  12
                  Item 4 - Submission of Matters to a Vote of Security Holders              12
                  Item 5 - Other Information                                                12
                  Item 6 - Exhibits and Reports on Form 8-K                                 13
                            Signatures                                                      14
                  Index to Exhibits                                                         17, 18

                                       2

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements (unaudited):


                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                  (Unaudited)
                                                                                SEPTEMBER 30, 1999              DECEMBER 31, 1998
                                                                                ------------------              -----------------
Assets
      Cash and due from banks                                                           $4,988                        $4,007
      Federal funds sold                                                                 1,300                         2,600
                                                                                      --------                      --------
          Cash and cash equivalents                                                      6,288                         6,607
      Investment securities held-to-maturity (fair value of
          $ 15,251 at September 30, 1999 and
          $ 13,792 at December 31, 1998)                                                15,567                        13,730
      Investment securities available-for-sale, at fair value                           17,024                        14,784

      Loans receivable                                                                  72,171                        67,795
          Less: allowance for loan and lease losses                                      1,103                         1,068
                                                                                      --------                      --------
             Loans receivable, net                                                      71,068                        66,727

      Loans held for sale                                                                    0                         4,286
      Accrued interest receivable                                                          868                           856
      Real estate owned                                                                    367                           195
      Premises and equipment, net                                                        3,070                         2,245
      Other assets                                                                         963                         1,436
                                                                                      --------                      --------
          Total assets                                                                $115,215                       110,866
                                                                                      ========                      ========
Liabilities and Shareholder's Equity
Liabilities:
      Deposits                                                                          98,924                        96,564
      Escrow deposits                                                                    1,044                         1,319
      Other liabilities                                                                    759                         1,289
                                                                                      --------                      --------
          Total liabilities                                                            100,727                        99,172
                                                                                      --------                      --------
Shareholder's equity:
      Preferred stock, par value $.01;  1,000,000 shares
          authorized; no shares were issued and outstanding
          at September 30, 1999.                                                             0                             0
      Common stock, par value $.01;  7,500,000 shares
          authorized; shares issued and outstanding
          887,230 at September 30, 1999.                                                     9                             0
      Additional paid-in capital                                                         3,182                             0
      Retained earnings                                                                 11,808                        11,695
      Accumulated other comprehensive income                                              (316)                           (1)
      Unallocated shares of Employee Stock Ownership Plan
          (ESOP) 19,426 shares at September 30, 1999.                                     (195)                            0
                                                                                      --------                      --------
          Total shareholders' equity                                                    14,488                        11,694
                                                                                      --------                      --------
          Total liabilities and shareholders' equity                                  $115,215                      $110,866
                                                                                      ========                      ========

See accompanying notes to the unaudited condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except share data)
                                   (Unaudited)


                                                                    For the Three Months Ended          For the Nine Months Ended
                                                                              September 30,                      September 30,
                                                             ---------------------------------  ---------------------------------
                                                                  1999              1998             1999              1998
                                                             ---------------   ---------------  ---------------   ---------------

Interest income:
      Loans                                                         $ 1,412           $ 1,537           $4,285            $4,742
      Securities                                                        480               394            1,324             1,064
      Federal funds sold and other
          short-term investments                                         50                42              131               150
                                                                    -------           -------           ------            ------
               Total interest income                                  1,942             1,973            5,740             5,956
Interest expense                                                        789               845            2,337             2,577
                                                                    -------           -------           ------            ------
               Net interest income                                    1,153             1,128            3,403             3,379
Provision for loan losses                                                30                30               90                90
                                                                    -------           -------           ------            ------
               Net interest income after
                   provision for loan losses                          1,123             1,098            3,313             3,289

Noninterest income
      Service charges and fees                                          127               112              348               306
      Net gain on sales of securities                                     3                 2               11                 2
      Other income                                                       16                21               40                51
                                                                    -------           -------           ------            ------
               Total noninterest income                                 146               135              399               359

Noninterest expenses
      Salaries and employee benefits                                    555               518            1,528             1,517
      Occupancy and equipment                                           201               161              563               487
      Contributions                                                     169                10              195                31
      Other general and administrative
          expenses                                                      499               489            1,127             1,264
                                                                    -------           -------           ------            ------
               Total noninterest expenses                             1,424             1,178            3,413             3,299
                                                                    -------           -------           ------            ------
Income (loss) before income tax expense (benefit)                      (155)               55              299               349
Income tax expense (benefit)                                            (79)               29               85               153
                                                                    -------           -------           ------            ------
Net income (loss)                                                     $ (76)             $ 26            $ 214             $ 196
                                                                    =======           =======           ======            ======

Basic earnings (loss) per share (1).                                $ (0.12)              N/A          $ (0.12)              N/A
                                                                    -------           -------           ------            ------

Weighted average number of shares outstanding                       887,230               N/A          887,230               N/A
                                                                    -------           -------           ------            ------


(1) Loss per share represents the net loss of the company for the period from July 13, 1999 (date of conversion) to September 30, 1999.


See accompanying notes to unaudited condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                              For the Nine Months Ended
                                                                                                    September 30,
                                                                                           ---------------------------------
                                                                                              1999                    1998
                                                                                           ----------              ----------

Cash flows from operating activities:
      Net Income                                                                                214                    196
      Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
               Depreciation                                                                     227                    180
               Provision for loan losses                                                         90                     90
               (Gain) loss on sale of real estate owned                                          (5)                    76
               Gain on sale of securities                                                     (11)                   (33)
               Net amortization of premiums and discounts                                        24                     18
               Contribution of common stock to charitable foundation                            160                      0
               Change in:
                    Accrued interest receivable                                                 (12)                    78
                    Other assets                                                                686                    (62)
                    Escrow deposits                                                            (275)                  (445)
                    Other liabilities                                                          (530)                  (128)
                                                                                           --------               --------
                        Net cash provided by (used in)
                             operating activities                                               568                    (30)
                                                                                           --------               --------
Cash flows from investing activities:
      Proceeds from maturity of and principal collected on
           securities held to maturity                                                        3,164                  6,618
      Proceeds from maturity of and principal collected on
           securities available for sale                                                      7,959                  7,400
      Purchases of securities held to maturity                                               (5,026)               (11,527)
      Purchases of securities available for sale                                            (10,716)                (9,282)
      Principal collections of loans, net of loan originations                                 (145)                 6,189
      Proceeds from sale of real estate owned                                                  (133)                   349
      Capital expenditures, net of disposals                                                 (1,052)                  (100)
                                                                                           --------               --------
                        Net cash used in investing activities                                (5,949)                  (353)
                                                                                           --------               --------

Cash flows from financing activities:
      Net proceeds from the issuance of common stock                                          3,031                      0
      Purchase of common stock by ESOP                                                         (204)                     0
      Capitalization of Oswego MHC                                                             (100)                     0
      Net increase (decrease) in demand and savings deposits                                  2,910                   (649)
      Net decrease in time deposits                                                            (550)                (1,406)
                                                                                           --------               --------
                        Net cash provided by (used in)
                             financing activities                                             5,087                 (2,055)
                                                                                           --------               --------
Net decrease in cash and cash equivalents                                                    (319)                (2,438)
Cash and cash equivalents at beginning of period                                              6,607                  6,764
                                                                                           --------               --------
Cash and cash equivalents at end of period                                                   $6,288                 $4,326
                                                                                           ========               ========

See accompanying notes to the unaudited condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

(1)      Plan of Reorganization
         ----------------------

         On July 13, 1999, Oswego County Savings Bank (the "Bank") reorganized into the mutual holding company form of organization as a wholly owned subsidiary of Oswego County Bancorp, Inc. (the "Company"), a mid-tier stock holding company that became the majority-owned subsidiary of Oswego County MHC (the "MHC"). Contemporaneously with the reorganization, the Company sold 399,500 shares of its common stock, par value $.01 ("Company Common Stock") at $10.00 per share, raising gross proceeds of $4.0 million. As an integral part of the reorganization and public offering and in furtherance of the Bank commitment to the communities it serves, the Bank and the Company have established a charitable foundation known as The Oswego County Charitable Foundation (the "Foundation") and have contributed 15,980 shares to the Foundation. The Foundation will provide funding to support charitable causes and community development activities, which will compliment the Bank's existing community activities. During the quarter ended September 30, 1999 the Company recorded a $ 159,800 contribution expense. In addition, the Company established an Employee Stock Ownership Plan (ESOP) for the employees of the Company and the Bank, which became effective with the completion of the reorganization. The plan calls for the ESOP to acquire 31,960 shares at a total value of $319,600. The plan has acquired 20,366 shares at a cost of $ 203,660 to date. The Company will account for the ESOP in accordance with the Statement of Position 93-6 "Employer's Accounting for Employee Stock Ownership Plans."

(2)      Basis of Presentation
         ---------------------

         The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the three and nine month periods ended September 30, 1999 and 1998. The results of operations for the three and nine month periods ended
         September 30, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year. The data in the condensed consolidated statement of condition for December 31, 1998, was derived from the financial statements of the Bank. That data, along with the other interim financial information presented in the condensed consolidated statements of condition, income, equity and comprehensive income, and cash flows should be read in conjunction with the financial statements, including the notes thereto, contained in the 1998 financial statements of the Bank.

(3)      Earnings Per Share
         ------------------


         Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Prior to the conversion to a stock savings bank, earnings per share are not applicable as the mutual savings bank had no shares outstanding. After the conversion, earnings per share is determined from July 13, 1999, the date of the conversion, to the end of the reporting period based on the weighted average number of shares outstanding for the period. The income included in the computation is based on the actual results of operations only for the post-conversion period. Unallocated shares held by the company's ESOP are not included in the weighted average number of shares outstanding.

(4)      Comprehensive Income
         --------------------

         The following summarizes the components of comprehensive income for the nine month periods ended September 30, 1999 and 1998 (in thousands).

                                                                  1999           1998
                                                                 ------         ------
             Net Income                                           $ 214          $ 196
             Change in net unrealized losses
                      on securities, net of taxes                  (316)            (6)
                                                                 ------         ------
             Total comprehensive income (loss)                   $( 102)         $ 190
                                                                 ------         ------


(5)       New Accounting  Pronouncement
         -----------------------------
         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities". As recently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No.133", the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. In management's opinion SFAS No.133 when adopted will not have a material effect on the Company's financial statements since the Company owns no derivative instruments affected by this statement.





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

CHANGES IN FINANCIAL CONDITION

             Total assets increased by $4.3 million or 3.9% from $110.9 million at December 31, 1998 to $115.2 million at September 30, 1999. Net loans increased by $ 55,000 during the nine-month period, from $71.0 million at December 31, 1998 to $71.1 million at September 30, 1999. This increase was the result of an increase in commercial loans of $ 2.6 million and an increase in consumer loans of $1.9 million. These increases offset the decline in residential mortgages of $4.4 million due to principal pay downs exceeding new loan demand. This shift in the mix of the loan portfolio reflects the Bank's goal of increasing the yield on its loans and improving its interest rate sensitivity with a larger portion of shorter-term loans.

             At September 30, 1999 the allowance for loan losses amounted to $ 1,103,000 as compared to $ 1,068,000 at December 31, 1998. The allowance at September 30, 1999 represented approximately 1.53% of the gross loan portfolio, compared to 1.48% at December 31, 1998. At September 30, 1999 non-performing loans amounted to $ 1,529,000 and an additional amount of $ 962,000 in restructured loans, compared to $ 3,150,000 non-performing loans and $0 restructured at December 31,1998. Real estate owned amounted to $ 365,000 at September 30, 1999 compared to $ 195,000 at December 31, 1998.

             Securities held to maturity increased $1.8 million from $13.7 million at December 31, 1998 to $15.5 million at September 30, 1999. Securities available for sale increased by $ 2.2 million from $14.8 million at December 31, 1998 to $17.0 million at September 30, 1999. This increase was due to the investment of increased deposits and proceeds from the sale of stock.

             Premises and equipment increased by $ 825,000 at September 30, 1999 as compared to December 31, 1998 due to $ 1,052,000 in acquisitions, including the North Syracuse branch, as well as upgrading of equipment to prepare for Y2K.

             Deposits increased by $2.1 million during the first nine months of 1999 to $ 100.0 million due to a $ 922,000 increase in demand and NOW accounts, a $ 1.7 million increase in savings accounts offset by a decline in time accounts of $ 500,000. The increase in transaction accounts was due to the opening of our North Syracuse branch in August 1999 as well as increased numbers of commercial demand accounts.

             Equity increased by $ 2.8 million during the nine-month period ended September 30, 1999. The increase was primarily from the reorganization transactions including the net proceeds from the sale of common stock, contribution to the foundation, establishment of the ESOP and capitalization of the MHC. Net income of $214,000 for the nine month period was offset by a $316,000 increase in the unrealized loss in securities available for sale.


RESULTS OF OPERATIONS

             Net loss for the three month period ended September 30, 1999 was $ 76,000, however the nine month period then ended resulted in net income of $214,000. This compares to net income of $26,000 and $196,000 for the same periods of the prior year.

             Net interest income increased $ 25,000 or 2.2% for the three months ended September 30, 1999 as compared to the same period in 1998. This was partially due to the investment of proceeds from the sale of stock. This also resulted from a $ 56,000 decrease in interest expense and a $ 94,000 increase in interest income on investments, which was partially offset by a $ 125,000 decrease in interest income from loans. Net interest income for the nine months ended

September 30, 1999 increased by $ 24,000 or .7%. This resulted from a $ 240,000 decrease in interest expense and a $ 241,000 increase in interest income on investments, which was partially offset by a $ 457,000 decrease in interest income from loans. The primary reason for the decreases in interest income from loans was a decline in the average yield on loans reflecting changes in the market interest rates. The interest expense decrease was primarily due to a revision in deposit rate structure resulting in a lower average rate paid on deposits in 1999 compared to the same periods in 1998.

             Noninterest income decreased by $9,000 for the three months ended September 30,1999 and increased by $ 40,000 for the nine month period ended September 30, 1999 as compared to the same periods in 1998. The increase for the nine month period is primarily due substantial recovery of service charges on delinquent loans during the comparable period in the prior year.

              Noninterest expenses increased by $246,000 and $114,000 respectively, for the three and nine months periods ended September 30, 1999 compared to the same periods in the prior year. The primary reason was the increase was the contribution of Company stock valued at $160,000 in July 1999. Salary and benefit cost increased due to additions to staff for our new branch in North Syracuse as well as increased staffing in the commercial loan area. Data processing costs included in occupancy and equipment increased due to contractual increases and higher service volumes including the new branch. Outside services such as audit, consulting and training have decreased due to completion of the tasks and improved internal processes. Other real estate expenses decreased due to the reduced write downs and repairs on foreclosed property when compared to the prior year.

             Income tax expense decreased by $108,000 and $68,000 respectively, for the three and nine months periods ended September 30, 1999 compared to the same periods in the prior year. The income tax rate for the nine-month periods declined to 28.43% in 1999 from 43.8% in 1998. The higher income tax rate in 1998 was principally caused by non-deductible merger-related expenses, which became deductible in the fourth quarter of 1998. The low 1999 rate is due to the increased portion of non-taxable municipal bond interest earned in 1999.

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

         The most important mission-critical area concerns the primary data processing services and software provided to us by a third party vendor. The vendor has rewritten certain portions of the software, tested the system and advised us that it is Year 2000 compliant. We also have tested the system and believe it is Year 2000 compliant. The third party vendors, which provide our automated teller machines and the related software and network switches have tested those machines and the system and advised us that they also are Year 2000 compliant. Our bank teller and platform software have been tested by the vendor and us and found to be Year 2000 compliant. We believe that we would use manual systems as a contingency plan if power or communication capabilities were not available. There can be no assurance in this regard, however, and it is possible that as a result we could experience data processing delays, errors or failures, all of which could have a material adverse impact on our financial condition and results of operations. We estimate that our costs related to year 2000 compliance will be approximately $ 300,000 including over $ 281,000 incurred through September 30, 1999 in compliance related costs for upgrading our capabilities including the computer network and telephone system.

         We have also evaluated our non-information technology systems to determine if such systems may have embedded technology that could also be affected by the year 2000 problem. We have determined that there are only a few systems of this type that could be affected. The vendors have informed us that the systems are or will be year 2000 compliant by December 31, 1999.

         Computer problems experienced by our commercial borrowers could have an adverse effect on their business operations and their ability to repay their loans when due. The Bank has evaluated Year 2000 readiness of its commercial loan applicants as part of the loan underwriting process and has called upon major existing borrowers to assess their readiness and identify potential problems. There are currently no significant concerns due to the limited amount of commercial loans made by the Bank.

         We have developed contingency plans for all mission-critical areas of the Bank. Those contingency plans have been combined into one unified document. The contingency plans are based on operating in the event of no electrical power and/or no communications, as well as failure of a mission-critical area for whatever reason. Testing of the contingency plans will be accomplished on an ongoing basis throughout the balance of 1999. Contingency plans necessarily call for many tasks being done on a manual basis in the event of no power or no communications. There can be no assurance in this regard, however, and it is possible that as a result we could experience data processing delays, errors or failures, all of which could have a material adverse impact on our financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES - The Company's liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits; the amortization, prepayment and maturity of outstanding loans, securities and other short-term investments; and funds provided from operations. While scheduled payments from the amortization of loans, maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets, which provide liquidity to meet lending requirements. We have been able to generate sufficient cash through our deposits and have not utilized borrowings as a source of funds during the past five years.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer-term basis, we maintain a strategy of investing in various lending products. Most of such products have either short-terms (five years or less)or interest rates that adjust at least every three years. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of investment securities. We had outstanding commitments to originate loans of $2.4 million at December 31,1998 and $4.1 million at September 30. 1999. We had unused letters of credit of $20,000 at December 31, 1998 and $233,000 at September 30, 1999. We also had certificates of deposit scheduled to mature in one year or less totaling $28.3 million at December 31, 1998 and $27.7 million at September 30, 1999. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Company. We anticipate that we will continue to have sufficient deposit funds, together with borrowings, as needed, to meet our current commitments.

ITEM 3 - QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. The Company does not currently have a trading portfolio or use derivatives to manage market and interest rate risk.

The Company's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which reports to the Board of Directors. The committee, comprised of senior management, has developed policies to measure, manage, and monitor interest rate risk. Interest rate risk arises from a variety of factors, including differences in the timing between the contractual maturity or repricing of the Bank's assets and liabilities. For example, the Company's net interest income is affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital.

PART II:  OTHER INFORMATION

         Item 1   LEGAL PROCEEDINGS
                           None

         Item 2   CHANGES IN SECURITIES AND USE OF PROCEEDS
                  The Company's initial registration statement (No. 333-69959) on form SB-2/A was declared effective on May 14, 1999. The offering commenced on May 14, 1999 and expired on June 28, 1999. Friedman, Billings, Ramsey & Co., Inc. was the managing underwriter in the offering. The sale in the offering of 399,500 of the Company's common stock, par value $.01 per share ("Common Stock"), closed July 13, 1999 for gross proceeds of $3,995,000. Net of the offering costs and expenses of $ 964,000 the offering generated net proceeds of $ 3,031,000. Of such proceeds $1,515,500 was paid to the Bank in exchange for the common stock of the Bank issued in it's conversion from a state-chartered mutual savings bank to a state-chartered stock savings bank. $1,515,500 was deposited in the Bank. The $1,515,500 contributed to the Bank was invested in federal funds.


         Item 3   DEFAULTS UPON SENIOR SECURITIES
                  None

         Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

         Item 5   OTHER INFORMATION
                  None

         Item 6   EXHIBITS AND REPORTS ON FORM 8-k

                  (a)   27.1     Financial Data Schedule

                  (b)   Reports on Form 8-k
                        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    November 12, 1999                  By:      /s/ Gregory J. Kreis
                                                     --------------------
                                                     Gregory J. Kreis
                                                     President and Chief
                                                     Executive Officer


Date:    November 12, 1999                  By:      /s/Robert H. Hillick
                                                     --------------------
                                                     Robert H. Hillick
                                                     Senior Vice President and
                                                     Treasurer