Form 10KSB40
period 1999-12-31
OSWEGO COUNTY BANCORP INC
filed 2000-03-30
CIK 1075954

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year December 31, 1999           Commission file number 000-30140

                           OSWEGO COUNTY BANCORP, INC.
           (Name of Small Business Issuer as specified in its Charter)

          New York                                       16-1567491
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

44 East Bridge Street, Oswego, New York                      13126
(Address of Principal Executive Office)                   (Zip Code)

Issuer's telephone number, including Area Code         (315) 343-4100

-----------------------------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value

                                (Title of Class)


         Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes  [X]                                       No [_]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB,

                                        [X]

         The Issuer's revenues for its most recent fiscal year are $8,338,000.

         The aggregate market value of the Common Stock held by non-affiliates, computed by reference to the average bid and asked price, as of March 16, 2000, was $3,313,000.

         As of March 16, 2000, there were 887,230 shares of common stock issued and outstanding.

                           OSWEGO COUNTY BANCORP, INC.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 1999 (Part II, Item 7)

2. Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III, Items 9-12)



                                FORM 10-KSB INDEX

                                                                            PAGE

PART I

         ITEM 1.     DESCRIPTION OF BUSINESS                                   1
         ITEM 2.     DESCRIPTION OF PROPERTY                                  23
         ITEM 3.     LEGAL PROCEEDINGS                                        24
         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      24

PART II

         ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER         24
                     MATTERS
         ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF          25
                     OPERATION
         ITEM 7.     FINANCIAL STATEMENTS                                     35
         ITEM 8.     CHANGES IN AND DISAGREEMENTS  WITH ACCOUNTANTS ON        35
                     ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL 35 PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                     EXCHANGE ACT
         ITEM 10.    EXECUTIVE COMPENSATION                                   35
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND 35 MANAGEMENT
         ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           35
         ITEM 13.    EXHIBITS, LIST AND REPORTS                               35

                         ITEM 1. DESCRIPTION OF BUSINESS

Market Area

         Oswego County Bancorp, Inc. (the "Company" or "OCB") conducts operations mainly through its wholly owned subsidiary, Oswego County Savings Bank (the "Bank"), from the Bank's headquarters office in Oswego, New York and four additional branch offices. The majority of loans and deposits held by the Bank are generated within Oswego and northern Onondaga counties, a region consisting of a mixture of suburban and rural areas.

         Since 1990, Oswego County has experienced population growth rates slightly above the average for the State of New York and well below the national average, while Onondaga County's population has declined. The 1999 population estimates for Oswego and Onondaga Counties were 124,000 and 456,000, respectively. Syracuse, New York is located within Onondaga County. Some significant job losses in Oswego County in the early 1990s contributed to a declining real estate market and a relatively high unemployment rate. While the local economy has been stable in recent years, it has not enjoyed the robust economic conditions experienced in other parts of the nation.

         Local banking competition is substantial with several other savings institutions headquartered in the counties served by OCB. Additionally, branches of money center banks, large regional banks, and certain other community banks operate within Oswego and Onondaga Counties.

Lending Activities

         General. At December 31, 1999, the Company's total loans amounted to $73.1 million. Net of the $1.1 million allowance for loan losses, loans were $72.0 million at December 31, 1999 representing 58.6% of total assets. OCB offers the following types of loans: single-family residential, home equity, commercial real estate, commercial business and consumer loans. At December 31, 1999, $55.6 million or 76.1% of total loans consisted of residential mortgage and home equity loans. Commercial mortgage loans totaled $7.9 million on that date, representing 10.8% of total loans. Commercial loans totaled $5.9 million and consumer loans totaled $3.7 million at December 31, 1999.

         The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by loan demand and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.

         A New York-chartered savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1999, the Bank's limit on loans to one borrower was $2.0 million.

         Loan Portfolio. The following table sets forth the composition of OCB's loan portfolio by type of loan at the dates indicated.


                                                              At December 31,
                                                      1999                        1998
                                                      ----                        ----
                                            Amount         %              Amount         %
                                          ---------     ------         ----------     ------
                                                       (Dollars in Thousands)
           Residential mortgages and
              home equity loans           $ 55,594       76.05%         $ 60,829       84.39%
           Commercial mortgages              7,857       10.75             8,950       12.42
           Commercial loans                  5,903        8.08               265        0.37
           Consumer loans                    3,744        5.12             2,037        2.82
                                          --------      ------          --------      ------
           Total loans                      73,098      100.00%           72,081      100.00%
                                                        ======                        ======
           Allowance for loan losses       (1,069)                       (1,068)
                                           -------                       -------

           Net loans                      $ 72,029                      $ 71,013
                                          ========                      ========

         Loans Due or Adjusting After One Year. The following table sets forth the dollar amount of all loans, before net items, due or adjusting after one year from December 31, 1999. The table lists the total loans in each category as well as those with fixed interest rates and those with floating or adjustable interest rates.

                                                   Floating or
                                                   Adjustable-
                                 Fixed-Rate           Rate               Total
                                 ----------         --------             -----
                                                 (In Thousands)
Residential mortgages and
   home equity loans               $ 11,871         $ 10,140          $ 22,011
Commercial mortgages                    798            1,032             1,830
Commercial loans                      1,151              672             1,823
Consumer loans                        1,661               21             1,682
                                   --------         --------          --------

  Total                            $ 15,481         $ 11,865          $ 27,346
                                   ========         ========          ========


         Origination, Purchase and Sale of Loans. The lending activities of the Company are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors, management, secondary market investors such as Freddie Mac and private mortgage insurance companies. The Company obtains loan originations from a variety of sources, including referrals from real estate brokers, developers, builders, existing customers, newspaper, radio and walk-in customers. Loan applications are taken by lending personnel, and the loan origination department supervises the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent outside appraisers licensed in New York State. OCB requires borrowers to obtain hazard insurance on any property securing a loan, and title insurance is normally required on all newly originated mortgage loans.

         The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. A loan application file is first reviewed by a loan originator or branch manager and then underwritten to established standards and policies. The Board has granted underwriting authority to branch managers, loan underwriters, senior consumer and commercial loan officers, and the president in varying levels. The Board Loan Committee usually must approve any loan made over $100,000, except those which conform to standards permitting their resale into the secondary market (which must be approved by one of four designated officers).

         Historically, the Company has originated substantially all of the loans in the portfolio and held them until maturity. However, in early 1998, because of customer preference for fixed-rate mortgage loans, OCB began originating long-term, fixed-rate residential mortgage loans with terms conforming to secondary market standards. While the Company has rarely purchased loans in the past, in 2000 it expects to begin acquiring newly originated residential mortgage loans from certain third party entities. Prior to purchase, such loans will be evaluated under the Company's normal underwriting criteria.

         Residential Mortgages and Home Equity Loans. Historically, the Company has concentrated its lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family (one-to-four unit) residences and home equity loans secured by second mortgages on single-family residences. At December 31, 1999, $55.6 million or 76.1% of total loans consisted of such loans.

         From the early 1980s until early 1998, the Company originated primarily adjustable-rate residential mortgage loans in order to manage its interest-rate risk. However, in February 1998, the Company commenced the origination of long-term, fixed-rate single-family residential mortgage loans in order to provide a full range of products to its customers, but only under terms, conditions and documentation which conform to standards which permit their resale in the secondary market.

         Adjustable-rate, single-family, residential mortgage loans generally have up to 30-year terms and an interest rate which adjusts every year or three years in accordance with a designated index (currently the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year or three years, respectively, as made available by the Federal Reserve Board). The Company generally does not offer deeply discounted interest rates. Loans generally have a cap on the amount of any increase or decrease in the interest rate during the applicable adjustment period, and various caps, depending on when the loan was originated, on the amount which the interest rate can increase or decrease over the life of the loan. Adjustable-rate loans currently being originated are not assumable without the Company's consent, and do not contain prepayment penalties. The company has not engaged in the practice of establishing a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Management believes that these risks, which have not had a material adverse effect on the Company to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Approximately $41.8 million or 78.1% of the permanent residential mortgage loans in the loan portfolio at December 31, 1999 had adjustable interest rates.

         The demand for adjustable-rate loans in OCB's primary market area has been a function of several factors, including the level of interest rates, the expectations for changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. Through mid 1999, interest rate levels were conducive to originations of the Company's fixed rate residential mortgages. As interest rates continued to rise in the latter part of 1999 and into early 2000, borrowers have preferred adjustable rate loans and originations of such loans have increased.

         Pursuant to underwriting guidelines adopted by the Board of Directors, the Company will lend up to 95% of the appraised value of the property securing a single-family residential loan, and generally requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. The Company generally requires title insurance insuring the priority and validity of its mortgage lien, as well as fire and extended coverage casualty insurance in order to protect the properties securing its residential and other mortgage loans. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums as they become due. The properties securing mortgage loans are appraised by independent appraisers licensed in New York State.

         Home equity loans are originated for up to 80% of the appraised value, less the amount of any existing prior liens on the property. OCB secures home equity loans with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. There is a maximum term of ten years on fixed-rate and 15 years on adjustable-rate home equity loans. At December 31, 1999, home equity loans totaled $1.3 million or 1.8% of total loans. OCB also offers home equity lines of credit in amounts of up to 80% of the appraised value, or 90% if the Company already has a first lien on the property, less the amount of existing prior liens. At December 31, 1999, home equity lines of credit totaled $840,000 or 1.1% of total loans.

         Consumer Loans. The Company makes loans for a wide variety of personal or consumer purposes. At December 31, 1999, $3.7 million or 5.1% of total loans consisted of consumer loans. OCB originates consumer loans in order to provide a full range of financial services to customers and because such loans generally have shorter terms and higher interest rates than single-family residential mortgage loans. The consumer loans offered include loans secured by deposit accounts, automobile loans, recreational vehicle loans, boat loans and other miscellaneous secured and unsecured personal consumer loans.

         Loans secured by deposit accounts amounted to $226,000 or 0.3% of total loans at December 31, 1999. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is typically equal to the interest rate paid on the deposit account plus 3%. OCB offers automobile loans on both new and used vehicles, with most of the loans secured by used vehicles. Automobile loans have terms of up to five years and have fixed interest rates. Such loans amounted to $1.0 million or 1.4% of total loans at December 31, 1999. Unsecured personal lines of credit amounted to $1.7 million or 2.4% of total loans at December 31, 1999. Unsecured personal loans amounted to $684,000 or 0.9% of total loans at December 31, 1999.

         Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Company believes that generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans. Furthermore, consumer loans facilitate OCB's efforts to manage interest rate risk and to provide a full range of services to its customers.

         Commercial Mortgage Loans. At December 31, 1999, $7.9 million or 10.8% of total loans consisted of commercial mortgage loans. The majority of commercial mortgage loans are secured by mixed-use properties (partly commercial and partly residential) and apartment buildings located in the Company's primary market area. Commercial mortgage lending is generally considered to involve a higher degree of risk than single-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally.

         Commercial Business Loans. The Company's portfolio of commercial business loans amounted to $5.9 million at December 31, 1999. OCB had not been an active originator of such loans until 1998 when an experienced commercial lending manager joined the Company and began developing and promoting OCB's related loan products. The Company concentrates its efforts on making commercial business loans in amounts of $50,000 to $1.0 million to small and medium-sized entities located in OCB's market area. OCB has targeted commercial business loans for expansion because yields are generally higher, terms are typically shorter and the prevalence of adjustable or floating rates of interest is greater than in certain other types of lending.

         Commercial business loans are generally deemed to involve a greater degree of risk than single-family residential mortgage loans. While commercial business lending is relatively new to OCB, the Company has implemented underwriting, monitoring and collection policies and procedures that management believes to be prudent.

         Loan Origination Fees. In addition to interest earned on loans, the Company receives loan origination fees or "points" on the origination of commercial mortgage loans. Loan points are a percentage of the principal amount of the mortgage loan which is charged to the borrower at the time the loan is originated.

Asset Quality

         General. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Late charges are generally imposed following the tenth day after a payment is due on consumer and commercial loans and the fifteenth day after a payment is due on mortgage loans. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 30 days, the loan and payment history is reviewed and efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, when the account becomes 60 to 90 days delinquent, OCB institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

         A loan is placed on non-accrual status when it is 90 days or more past due. In addition, the Company places any loan on non-accrual status if any part of it is classified as doubtful or loss (or if any part has been charged off.) When a loan is placed on non-accrual status, total interest accrued and unpaid to date is reversed and charged to interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified, under generally accepted accounting principles, as real estate owned until sold. Real estate owned properties are carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). Writedowns to estimated fair value at the time of foreclosure are charged to the allowance for loan losses. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. Adjustments to carrying value of such properties that result from subsequent declines in fair value are charged to operations in the period in which the decline occurs.

         Non-Performing Assets. The following table sets forth the amounts and categories of the company's non-performing assets at the dates indicated.

                                                             At December 31,
                                                            1999          1998
                                                           ------        ------
                                                          (Dollars in Thousands)
Non-accruing loans:
 Residential mortgages and home equity
    loans                                                  $  888        $1,017
  Commercial mortgages                                        139           671
  Consumer                                                     37
                                                           ------        ------
    Total                                                   1,064         1,688
                                                           ------        ------

Restructured commercial mortgage loans                        250
                                                                         ------
Total non-performing loans                                  1,314         1,688
                                                           ------        ------

Foreclosed assets:
  Residential real estate                                     255           128
  Commercial real estate                                                     67
                                                           ------        ------
     Total                                                    255           195
                                                           ------        ------

Total non-performing assets                                $1,569        $1,883
                                                           ======        ======

Non-performing assets to total assets                        1.28%         1.70%
                                                           ======        ======

         The Company had no accruing loans which were more than 90 days delinquent at December 31, 1999 or 1998. If all non-accruing loans had been current in accordance with their terms during the years ended December 31, 1999 and 1998, additional interest income on such loans would have amounted to $56,000 and $81,000, respectively.

         Classified Assets. Federal regulations require that each insured savings bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for potential losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

         Exclusive of any assets classified as loss which have been fully reserved or charged-off, the Company's classified assets at December 31, 1999 consisted of $617,000 of assets classified as substandard, which represented 0.5% of total assets. There were no assets classified as doubtful or loss at such date.

         Allowance for Loan Losses. At December 31, 1999, the allowance for loan losses amounted to $1.1 million or 1.46% of the total loan portfolio. The Company's loan portfolio consists primarily of residential mortgage, home equity and commercial mortgage loans and, to a lesser extent, consumer loans and commercial loans. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the adequacy of the allowance. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories such as single-family residential mortgages and consumer loans are generally evaluated on an aggregate or "pool" basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in the Company's market area. While OCB uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

         The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated.

                                                       Year Ended December 31,
                                                         1999            1998
                                                       -------         -------
                                                       (Dollars in Thousands)

Total loans outstanding at end of period               $ 73,098       $ 72,081
                                                       ========       ========

Average loans outstanding                              $ 72,061       $ 75,648
                                                       ========       ========

Allowance for loan losses
 at beginning of period                                $  1,068       $  1,409
   Charge-offs                                             (157)          (526)
   Recoveries                                                38             65
                                                       --------       --------
   Net charge-offs                                         (119)          (461)

Provision for loan losses                                   120            120
                                                       --------       --------
Allowance for loan losses at end of period             $  1,069       $  1,068
                                                       ========       ========
Allowance for loan losses as a percent of
 total loans outstanding                                   1.46%          1.48%
                                                       ========       ========
Ratio of net charge-offs to average loans
 outstanding                                               0.17%          0.61%
                                                       ========       ========

         The following table presents the allocation of the Company's allowance for loan losses by type of loan at each of the dates indicated.

                                                   At December 31,
                                            1999                   1998
                                            ----                   ----

                                                 Loan                   Loan
                                               Category               Category
                                     Amount     as a %     Amount      as a %
                                       of      of Total      of       of Total
                                    Allowance   Loans     Allowance    Loans
                                   ---------    -----     ---------    -----
                                            (Dollars in Thousands)
Residential mortgages and
    home equity loans               $  377      76.05%     $  527      84.39%
Commercial mortgages                   336      10.75         408      12.42
Commercial loans                       134       8.08           9       0.37
Consumer loans                          87       5.12          42       2.82
Unallocated                            135                     82
                                    ------     ------      ------     ------

Total                               $1,069     100.00%     $1,068     100.00%
                                    ======     ======      ======     ======


Securities

         The Company has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certain corporate securities, certificates of deposit at federally insured banks and savings institutions and federal funds. Each purchase of a security is ratified by the Board of Directors and the Asset Liability Management Committee.

         The largest component of the Company's securities portfolio are securities issued by U.S. government-sponsored agencies which had a carrying value of $25.2 million or 67.8% of the portfolio as of December 31, 1999. As of that same date, the portfolio also included $8.2 million of general obligations of corporations and municipalities and $3.1 million of mortgage-backed securities.

         At December 31, 1999, the Company's securities portfolio had an amortized cost of $38.0 million. The amortized cost of securities classified as held to maturity at December 31, 1999 was $16.3 million with a fair value of $15.8 million. The amortized cost of securities available for sale at December 31, 1999 was $21.7 million with a fair value of $20.8 million.

         The following table presents the composition of the Company's securities portfolio at the dates indicated.

                                                             At December 31,
                                                       1999                     1998
                                                       ----                     ----
                                               Carrying    Percent      Carrying   Percent
                                                 Value     of Total      Value     of Total
                                                -------   ----------    -------   ----------

                                                             (Dollars in Thousands)
Securities available for sale (fair value):

 Debt securities:
       United States Treasury                   $  --             -%    $ 1,020         6.90%
       United States Government
         Agency obligations                      20,202        96.97     13,762        93.09
 Equity securities:
       Corporate stocks                             632         3.03          2         0.01
                                                -------                 -------   ----------

Total securities available for sale             $20,834       100.00%   $14,784       100.00%
                                                -------   ----------    -------   ----------

Securities held to maturity (amortized cost):

   Debt securities:
      Corporate and municipal
        Securities:                             $ 8,171        50.11%   $ 4,125        30.04%
      Mortgage-backed securities:
       GNMA                                       1,369         8.39      2,164        15.76
       FNMA                                       1,014         6.22        426         3.10
       FHLMC                                         47         0.29         22         0.16
       Small Business
         Administration                             711         4.36        502         3.66
       United States Government
         Agency obligations                       4,995        30.63      6,491        47.28
                                                -------   ----------    -------   ----------


Total securities held to maturity               $16,307       100.00%   $13,730       100.00%
                                                -------   ----------    -------   ----------

Total securities                                $37,141                 $28,514
                                                =======                 =======

         The following table presents information regarding the carrying value, weighted average yields and contractual maturities of the Company's debt securities available for sale and debt securities held to maturity, including mortgage-backed securities, as of December 31, 1999. Weighted average yields are based on amortized cost.

                                                                   At December 31, 1999
                             ------------------------------------------------------------------------------------------------
                                     One Year      More Than One      More Than Five            More Than
                                      Or Less   Year to Five Years    Years to Ten Years        Ten Years             Total
                             ------------------------------------------------------------------------------------------------
                                     Weighted            Weighted             Weighted          Weighted             Weighted
                            Carrying  Average   Carrying  Average   Carrying   Average Carrying  Average    Carrying  Average
                              Value    Yield      Value    Yield      Value     Yield    Value    Yield       Value    Yield
                             ------- --------   -------- --------   --------  -------- -------- --------    -------- --------
                                                                     (Dollars in Thousands)
  Securities available
     for sale (fair value):
U.S. Government
  Agency obligations         $  --      --       $ 6,565    5.94%    $13,637    6.70%    $  --      --       $20,202    6.45%
                             =======             =======             =======             =======             =======

Securities held to maturity
   (amortized cost):
U.S. Government
  Agency obligations         $ 1,002    6.35%    $ 3,993    5.90%    $  --      --       $  --      --       $ 4,995    5.99%


Corporate and
 Municipal securities            250    8.36%      3,469    6.46%      3,401    6.33%      1,051    6.22%      8,171    6.43%

Mortgage-backed
 securities                     --                          --         1,539    6.28%      1,602    5.93%      3,141    6.10%
                             -------             -------             -------             -------             -------
    Total due                $ 1,252    6.75%    $ 7,462    6.16%    $ 4,940    6.31%    $ 2,653    6.04%    $16,307    6.23%
                             =======             =======             =======             =======             =======


         Mortgage-Backed Securities. Mortgage-backed securities represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae and Ginnie Mae.

         Freddie Mac, which is a corporation chartered by the U.S. Government, issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. The timely payment of principal and interest on GNMA securities is guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because these government sponsored agencies were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. To accommodate larger-sized loans and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

         Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages of varying maturities with interest rates that are within a range. The underlying pool of mortgages may be fixed-rate or adjustable-rate, and prepayment risk is passed on to the certificate holder. The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

         At December 31, 1999, the amortized cost of the Company's mortgage-backed securities amounted to $3.1 million, which represented 2.6% of total assets at that date. All of the Company's mortgage-backed securities at December 31, 1999 were insured or guaranteed by Ginnie Mae, Freddie Mac, the Small Business Administration or Fannie Mae, and were classified as held to maturity. Approximately 65% of OCB's mortgage-backed securities had adjustable rates of interest at December 31, 1999.

         Mortgage-backed securities generally yield less than the loans which underlie such securities because of payment guarantees or credit enhancements and fees paid to servicers. Furthermore, mortgage-backed securities are generally more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

Sources of Funds

         General. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, funds are derived from borrowings and principal and interest payments on loans and mortgage-backed securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Prior to late 1999, the company had generally not used borrowings as a source of funds. However, borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, or on a longer-term basis for general business purposes.

         In December 1999, OCB entered into a five-year, $5.0 million convertible borrowing agreement with the Federal Home Loan Bank of New York (FHLB-NY) to support growth in investments and loans. Interest is fixed at 6.0% until December 2001 when the FHLB-NY may convert the borrowing into a new arrangement at a then current interest rate. OCB securities with an amortized cost of $6.2 million in December 1999 are pledged in support of the borrowing.

         The Company also has available lines of credit under the FHLB-NY's overnight and one-month repricing advance programs, amounting to $5.8 million in each case. Interest rates under the one-month program would be subject to daily adjustment. Also available to OCB are up to $5.0 million in collateralized borrowings under an overnight line of credit with a commercial bank.

         Deposits. The Company's deposit products include a broad selection of deposit instruments, including demand deposits, money market deposits, savings deposits and time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         The Company's deposits are obtained primarily from residents of Oswego County and Onondaga County in New York State. It is estimated that less than 1% of current deposits are obtained from customers residing outside New York State. brokers are not retained to solicit funds for deposit with the Company or to actively solicit negotiable-rate certificates of deposit with balances of $100,000 or more.

         The Company sets interest rates, maturity terms, service fees and withdrawal penalties on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal and state regulations.

         The following table sets forth the dollar amount of deposits in the various types of programs offered by the Company at the dates indicated.


                                                             December 31,
                                                    1999                         1998
                                                    ----                         ----
                                            Amount           %           Amount           %
                                          ----------    --------      ---------     ---------
                                                          (Dollars in Thousands)
         Time deposits:
                  2.00% - 3.99%           $       42        0.04%     $      34          0.03%
                  4.00% - 5.99%               33,557       33.52         33,724         34.92
                  6.00% - 7.99%                4,190        4.18         4, 489          4.66
                                          ----------    --------      ---------     ---------
                Total time deposits:          37,789       37.74         38,247         39.61
                                          ----------    --------      ---------     ---------
         Transaction accounts:
         Savings deposits                     48,864       48.81         46,365         48.02
         Money market deposits                   136        0.14            322          0.33
         Demand deposits                      13,329       13.31         11,630         12.04
                                          ----------    --------      ---------     ---------
                 Total transaction
                     accounts                 62,329       62.26         58,317         60.39
                                          ----------    --------      ---------     ---------
                 Total deposits             $100,118      100.00%       $96,564        100.00%
                                          ==========    ========      =========     =========


The following table sets forth the maturities of certificates of deposit with principal amounts of $100,000 or more at December 31, 1999.

         Certificates of deposit
         maturing in quarter ending:                             Amount
         ---------------------------                             ------
                                                               (Thousands)

         March 31, 2000                                          $   675
         June 30, 2000                                             2,754
         September 30, 2000                                          426
         After September 30, 2000                                  2,686
                                                                --------
         Total certificates of deposit with
           balances of $100,000 or more                          $ 6,541
                                                                ========

                                   REGULATION

General

         The Bank is a New York-chartered stock savings bank, and its deposit accounts are fully insured by the FDIC. The Bank is subject to extensive regulation by both the New York State Banking Department (the "Department") and the FDIC.

         The Bank must file reports with the Department and the FDIC concerning its activities and financial condition. The Bank must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Department and the FDIC periodically examine the Bank's compliance with various regulatory requirements to ensure that the Bank is being operated in a safe and sound manner. This regulation and supervision is intended primarily for the protection of the deposit insurance funds and depositors. The regulatory authorities have extensive discretion in exercising their supervisory and enforcement activities, including the setting of policies regarding asset classification and loan loss reserves.

         OCB and Oswego County MHC, as bank holding companies, are required to file certain reports with, and otherwise comply with, the rules and regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Department. As a publicly held company, OCB is also subject to rules and regulations of the Securities and Exchange Commission ("SEC") under the federal securities laws. Any change in the regulations governing the Bank or OCB, whether by a regulatory agency or through legislation, could have a material adverse impact on the Bank and OCB and their operations and stockholders. The following is a summary of laws and regulations applicable to the Bank, OCB and Oswego County MHC.

New York Regulation of the Bank

         Powers. The Bank derives its lending, investment and other powers primarily from provisions of the New York Banking Law and regulations. Under these laws and regulations, savings banks may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. A savings bank may also exercise trust powers upon approval of the New York Banking Board. The exercise of these lending, investment and other powers, however, may be limited by federal law and regulations.

         Community Reinvestment Act. The New York Banking Law, like the federal Community Reinvestment Act discussed below, requires New York banking institutions to serve the credit needs of its local community. Under the regulations, the Department makes biennial community reinvestment evaluations of each banking institution and assesses each institution's compliance with the New York regulations for community reinvestment. The Bank's latest rating from the Department was "satisfactory."

         Limitations on Dividends. Under the New York Banking Law, the Bank will not be able to declare, or pay any dividends if capital is impaired or would be impaired as a result of the dividend. In addition, the New York Banking Law provides that the Bank cannot declare or pay dividends in any calendar year in excess of its "net profits" for that year combined with its "retained net profits" of the two preceding years, less any required transfer to surplus or a fund for the retirement of preferred stock, without prior regulatory approval.

         Enforcement. Under the New York Banking Law, the New York Superintendent may issue an order to a banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. The New York Superintendent also has authority to take possession of a New York banking organization under certain circumstances, including when it appears that the banking organization is conducting its business in an unauthorized or unsafe manner, is in an unsound or unsafe condition to transact its business or has an impairment of its capital.

Federal Regulation of the Bank

         Capital Requirements. The FDIC has adopted risk-based minimum capital regulations for insured state nonmember banks, such as the Bank. The regulations establish a systematic framework that makes regulatory capital requirements more sensitive to differences in risk profiles among insured depository institutions. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital required for the categories perceived as representing greater risk. State nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. Tier 1 capital includes common equity, certain noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets except mortgage servicing rights and purchased credit card relationships. Total capital consists of Tier 1 capital plus supplementary (Tier 2) capital which includes, among other items, cumulative perpetual and long-term, limited-life, preferred stock, mandatory convertible securities, certain hybrid capital instruments, term-subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. In addition, insured state nonmember banks must maintain a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on the bank's CAMELS rating.

         Capital requirements higher than these minimum requirements may be established for a particular bank if the FDIC determines that a bank's capital is, or may become, inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate if a bank is receiving special supervisory attention, has a high degree of exposure to interest rate risk or poses other safety and soundness concerns. The Bank currently is not subject to any individually imposed minimum capital requirements.

         Failure to meet capital guidelines could subject the Bank to a variety of enforcement actions, including issuance of a capital directive, the termination of deposit insurance, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, additional restrictions can be imposed upon banks that fail to meet applicable capital requirements under the FDIC's prompt corrective action regulations.

         The FDIC assesses the Bank's exposure to declines in the economic value of the Bank's capital due to changes in interest rates when assessing the bank's capital adequacy. FDIC examiners will evaluate the Bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital.

         Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act generally limits the activities and investments that state-chartered insured banks and their subsidiaries may engage in as principals to those permissible for national banks and their subsidiaries, except for certain exemptions. Any bank that held, at the time of passage of
Section 24, an impermissible investment or engaged in an impermissible activity and that did not receive FDIC approval to retain the investment or to continue the activity was required to submit to the FDIC a plan for divesting of the investment or activity as quickly and prudently as possible.

         Enforcement. The FDIC has extensive enforcement authority over the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

         The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible equity to total assets that is equal to or less than 2%. See "-- Prompt Corrective Action." The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) likelihood that a bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (5) insufficient capital. In the event of any such appointment, it is likely that stockholders of the institution would not receive anything for their interests in the institution.

         Deposit Insurance. The Bank's deposits are insured through the FDIC's Bank Insurance Fund. Under the FDIC's risk-based insurance assessment system, annual insurance premiums paid by banks may vary between $0.00 and $0.27 per $100 of insured deposits, depending on the risk classification assigned to each institution. Based on its risk classification, the Bank expects to incur no FDIC deposit insurance premiums for the first half of 2000. However, deposit insurance assessments imposed by the FDIC are subject to change. A second assessment by the FDIC is based on the amount of insured deposits held by an institution irrespective of assigned risk classification. The amount of the Bank's second assessment, which is subject to change by the FDIC on a quarterly basis, was approximately $5200 for each of the first two quarters of the year 2000.

         FDIC insurance on deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the insured bank has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations as an insured bank, or has violated any applicable law, regulation, rule or order of, or condition imposed by or written agreement entered into with the FDIC.

         Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by FDIC regulations, a savings bank has an obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The Community Reinvestment Act requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution.

         The FDIC rates an institution based on its actual performance in meeting community needs. The evaluation system focuses on a lending test, an investment test, and a service test.

         In its most recent examination for community reinvestment performance, the Bank received a "satisfactory" rating from the FDIC.

         Safety and Soundness Standards. The Bank is subject to certain FDIC standards designed to maintain the safety and soundness of individual banks and the banking system. The FDIC has prescribed safety and soundness guidelines relating to (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth and quality; (6) earnings; and (7) compensation and benefit standards for officers, directors, employees and principal stockholders. The guidelines are intended to set out standards that the FDIC will use to identify and address problems at institutions before capital becomes impaired. Institutions are required to, among other things, establish and maintain a system to identify problem assets and prevent deterioration of those assets in a manner commensurate with their size and the nature and scope of their operations. Furthermore, institutions must establish and maintain a system to evaluate and monitor earnings to ensure that earnings are sufficient to maintain adequate capital and reserves.

         A bank not meeting one or more of the safety and soundness guidelines may be required to file a compliance plan with the FDIC. In the event that an institution were to fail to submit an acceptable compliance plan or fail in any material respect to implement an accepted compliance plan within the time allowed by the FDIC, the institution would be required to correct the deficiency and the FDIC would also be authorized to: (1) restrict asset growth; (2) require the institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution may pay; or (4) take any other action that would better carry out the purpose of the corrective action. The Bank believes it was in compliance with all such safety and soundness guidelines as of December 31, 1999.

         Prompt Corrective Action. Under the FDIC's prompt corrective action regulations, insured institutions will be considered:

         (1) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specified capital level for any capital measure;

         (2) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth);

         (3) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, or a Tier 1 risk-based ratio of less than 4% and a leverage ratio that is less than 4% (3% if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth);

         (4) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3%; and

         (5) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

         Under certain circumstances, the FDIC can reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 1999, the Bank was classified as a "well capitalized" institution.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to the FDIC. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC may take any other action that it determines will better carry out the purpose of prompt corrective action initiatives.

         Dividend Restrictions. The Bank is not permitted to pay dividends if, as the result of the payment, it would become undercapitalized, as defined in the prompt corrective action regulations of the FDIC. In addition, if the Bank becomes "undercapitalized" under the "prompt corrective action" initiatives of the FDIC, payment of dividends would be prohibited without the prior approval of the FDIC. The Bank also could be subject to these dividend restrictions if the FDIC determines that the Bank is in an unsafe or unsound condition or engaging in an unsafe or unsound practice.

         Required Reserves. Under Federal Reserve Board regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves of 3% be maintained against aggregate transaction accounts of $46.5 million or less (subject to adjustment) and an initial reserve of $1,395,000 plus 10% (subject to adjustment between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments) are exempted from the reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

Holding Company Regulation

         Federal Bank Holding Company Regulation. Oswego County MHC and OCB are bank holding companies, subject to comprehensive regulation and regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

         Oswego County MHC and OCB are subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Bank. As of December 31, 1999, the regulatory capital of Oswego County MHC and OCB exceeded these requirements.

         Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

         Under the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

         The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, have been identified by the Federal Reserve Board as activities closely related to the business of banking or managing or controlling banks.

         Interstate Banking and Branching. Federal law allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Federal Reserve Board is prohibited from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Individual states continue to have authority to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limit referred to above.

         Additionally, beginning on June 1, 1997, the federal banking agencies were authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks "opted out" by adopting a law which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. In response to the federal law, the State of New York enacted laws allowing interstate mergers and branching on a reciprocal basis.

         Federal law authorizes the FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The appropriate federal banking agencies are required to prescribe regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. The FDIC and Federal Reserve Board have adopted such regulations. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve. Should the FDIC determine that a bank interstate branch is not reasonably helping to meet the credit needs of the communities serviced by an interstate branch, the FDIC is authorized to close the interstate branch or not permit the bank to open a new branch in the state in which the bank previously opened an interstate branch.

         New York State Bank Holding Company Regulation. In addition to the federal bank holding company regulations, a bank holding company organized or doing business in New York State also may be subject to regulation under the New York State Banking Law. The term "bank holding company," for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the bank holding company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law. Neither Oswego County MHC nor OCB is a bank holding company for purposes of New York State law.

         Mutual Holding Company Regulation. Under New York law, Oswego County MHC may exercise all powers and privileges of a New York-chartered mutual savings bank, except for the power of accepting deposits. Oswego County MHC is also permitted to exercise all powers and engage in all activities permitted to a bank holding company under the Bank Holding Company Act.

         Dividend Waivers by Oswego County MHC. It has been the policy of many mutual holding companies to waive the receipt of dividends declared by any savings institution subsidiary or mid-tier stock holding company. In connection with its approval of the reorganization of the Bank into holding company form, however, the Federal Reserve Board imposed certain conditions on the waiver by Oswego County MHC of the receipt of dividends declared on the common stock. In particular, Oswego County MHC is expected to be required to obtain prior Federal Reserve Board approval before it may waive any dividends. To date, the Federal Reserve Board has not approved the waiver of dividends by mutual holding companies under its supervision.

         The terms of the Federal Reserve Board approval of the reorganization require that the amount of any waived dividends will not be available for payment to minority stockholders and be excluded from capital for purposes of calculating dividends payable to minority stockholders. Moreover, the cumulative amount of any waived dividends must be maintained in a restricted capital account which would be added to any liquidation account of the Bank, and would not be available for distribution to minority stockholders. The restricted capital account and liquidation account amounts would not be reflected in the Bank's financial statements or the notes thereto, but would be considered as a notational or memorandum account of the Bank, and would be maintained in accordance with the rules, regulations and policies adopted or administered by the Federal Reserve Board.

         Management does not believe that Oswego County MHC will initially waive dividends declared by OCB. If Oswego County MHC decides that it is in its best interest to waive a particular dividend to be paid by OCB, and the Federal Reserve Board approves the waiver, then

OCB would pay dividends only to minority stockholders, and the amount of the dividend waived by Oswego County MHC would be treated in the manner described above. Oswego County MHC's decision to waive a particular dividend will depend on a number of factors, including Oswego County MHC's capital needs, the investment alternatives available to Oswego County MHC as compared to those available to OCB, and regulatory approvals.

         Conversion of Oswego County MHC to Stock Form. New York law, regulations of the Department and the plan of reorganization permit Oswego County MHC to convert from the mutual to the capital stock form of organization (a "conversion transaction"). There can be no assurance when, if ever, a conversion transaction will occur, and the board of trustees of Oswego County MHC has no current intention or plan to undertake a conversion transaction. In a conversion transaction, Oswego County MHC and OCB would merge with and into the Bank with the Bank as the resulting entity, and certain depositors of the Bank would receive the right to subscribe for additional shares of the resulting entity. A conversion transaction may be structured in other ways to comply with applicable regulatory requirements. In a conversion transaction, each share of common stock outstanding immediately prior to the completion of the conversion transaction held by persons other than Oswego County MHC would be automatically converted into and become the right to receive a number of shares of common stock of the resulting entity determined pursuant to an exchange ratio that ensures that after the conversion transaction, the percentage of the to-be-outstanding shares of the resulting entity issued to minority stockholders in exchange for their common stock would be equal to the percentage of the outstanding shares of common stock held by minority stockholders immediately prior to the conversion transaction. An appraiser will assess the value of any assets other than OCB stock held by Oswego County MHC. The value of those assets will cause a reduction in the number of shares issued to minority shareholders in a conversion transaction. The total number of shares held by minority stockholders after the conversion transaction also would be affected by any purchases by those persons in the offering that would be conducted as part of the conversion transaction.

         In addition, if Oswego County MHC is permitted by state and federal regulators to waive dividends it would otherwise be entitled to receive as a stockholder of OCB, the number of shares issued to minority stockholders in a mutual-to-stock conversion would be reduced to reflect the aggregate amount of dividends waived by Oswego County MHC. To date, the Federal Reserve Board has not approved the waiver of dividends by mutual holding companies under its supervision.

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act ("GLBA"), signed into law on November 12, 1999, will permit bank holding companies to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, and insurance (both underwriting and agency). While certain provisions of GLBA became effective upon enactment, many major provisions do not become effective until March 11, 2000 or May 2001 and most of the regulations implementing the law have not yet been issued. As a result, while certain of the provisions of GLBA are summarized below, the overall impact of GLBA on OCB and the Bank cannot be predicted at this time.

         In order to engage in new financial activities, a bank holding company must qualify and register with the Federal Reserve Board as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized," "well managed," and has at least a "satisfactory" rating under the Community Reinvestment Act.

         These new financial activities authorized by GLBA may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, GLBA requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed 45% of its consolidated total assets; and the bank must have at least a satisfactory CRA rating.

         GLBA establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the SEC will regulate their securities activities and state insurance regulators will regulate their insurance activities.

         GLBA also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

                         ITEM 2. DESCRIPTION OF PROPERTY

Properties

         The Company conducts business through its executive office and four other banking offices in its primary market area. The properties are owned by the Company and are listed below:

                  Executive Office:

                           44 East Bridge Street
                           Oswego, New York 13126

                  Branch Offices:

                           4879 North Jefferson Street
                           Pulaski, New York 13142

                           1930 State Route 3
                           Fulton, New York 13069

                           30 West Utica Street
                           Oswego, New York 13126

                           700 North Main Street
                           N. Syracuse, New York 13212



                            ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are expected to be resolved for amounts that would not be material to OCB's financial condition.

                        ITEM 4. SUBMISSION OF MATTERS TO

                            A VOTE OF SECURITYHOLDERS

         None.



                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

         The Common Stock, par value $.01 of OCB ("Common Stock") is traded on the OTC Bulletin Board under the symbol OCSB. At the close of business on December 31, 1999, there were 887,230 shares outstanding, held by approximately 378 shareholders of record. The high bid and low bid prices noted below for the quarters of fiscal 1999 are obtained from the OTC

Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                           Price Per Share
                                                   High Bid              Low Bid

                  Third Quarter
                  (commencing July 13, 1999)        10.375                10.00

                  Fourth Quarter                    10.25                  9.00

         The Company has not declared any dividends since its commencement of operations on July 13, 1999.

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On July 13, 1999, the Bank reorganized under a mutual holding company structure as a wholly owned subsidiary of OCB, a mid-tier stock holding company that became the majority-owned subsidiary of Oswego County MHC. Contemporaneously with the reorganization, the Company sold in a public offering 399,500 shares of its common stock, par value $.01 ("Company Common Stock") at $10.00 per share, raising net proceeds of $3.0 million. As an integral part of the reorganization and public offering and in furtherance of the Company's commitment to the communities it serves, the Bank and the Company have established a charitable foundation known as the Oswego County Charitable Foundation (the "Foundation") and have contributed 15,980 shares to the Foundation. The Foundation will provide funding to support charitable causes and community development activities, which will complement the Bank's existing community activities. In addition, the Company established an Employee Stock Ownership Plan (ESOP) for employees of the Company and the Bank, which became effective with completion of the reorganization. The ESOP plan acquired 31,960 shares of OCB stock through January 2000 and has no immediate plans to purchase additional shares.

         The consolidated financial condition and operating results of the Company are primarily dependent on its wholly owned subsidiary, the Bank, and all references to the Company prior to July 13, 1999, except where otherwise indicated are to the Bank.

General

         The Company's results of operations depend primarily on net interest income, which is the difference between income on interest-earning assets and expense on interest-bearing deposits and borrowings. Interest-earning assets principally consist of loans and securities. The Company's results of operations also are affected by the provision for losses on loans; the level of its noninterest income; its general, administrative and other expenses, including compensation and benefits, occupancy and equipment expense, real estate owned expense and other expenses; and its income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Forward-Looking Statements

         This document contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. OCB's ability to predict results and the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in OCB's market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

Comparison of Financial Condition at December 31, 1999 and December 31, 1998

         Total assets increased by $12.0 million or 10.8% to $122.8 million at December 31, 1999 from $110.9 million at December 31, 1998. The increase was primarily due to a $2.6 million or 18.8% increase in securities held to maturity and a $6.1 million or 40.9% increase in securities available for sale. Loans outstanding increased $1.0 million from $72.1 million at December 31, 1998 to $73.1 million at December 31, 1999. These asset increases were funded with net stock offering proceeds of $3.0 million, $5.0 million in long-term borrowings and a $3.6 million increase in total deposits from $96.6 million at December 31, 1998 to $100.1 million at December 31, 1999.

         While total loans increased $1.0 million during 1999, the mix of outstanding loans changed due to continued mortgage refinancings and successful efforts in commercial lending. Total residential and home equity loans decreased $5.2 million from $60.8 million at December 31, 1998 to $55.6 million at December 31, 1999. The decrease in mortgage and home equity loans reflects consumer preference in lower interest rate environments for fixed-rate residential mortgage loans and the continued high levels of mortgage loan refinancings in 1999. As interest rates have risen in the latter part of 1999 and in early 2000, refinancing has slowed and consumer interest in adjustable-rate mortgages has increased. Commercial loans increased from $265,000 at December 31, 1998 to $5.9 million at December 31, 1999. This increase reflects the Company's continued efforts to diversify the loan portfolio and to expand product offerings to include commercial term loans and lines of credit. At December 31, 1999, net loans amounted to $72.0 million or 58.6% of total assets, compared to $71.0 million or 64.1% at December 31, 1998.

         Total securities available for sale increased $6.1 million from $14.8 million at December 31, 1998 to $20.8 million at December 31, 1999. Securities held to maturity increased $2.6 million from $13.7 million at December 31, 1998 to $16.3 million at December 31, 1999. The increase in securities available for sale was funded by increased deposit balances and long term borrowings. The increases in securities held to maturity were primarily in municipal issues which offer the Company favorable income tax benefits. Securities represented 30.2% of total assets at December 31, 1999 and 25.7% of total assets at December 31, 1998.

         Real estate owned at December 31, 1999 was $255,000 compared to $195,000 at December 31, 1998. During 1999, the Company continued to reduce the level of non-performing loan amounts. Total non-performing loans decreased from $1.7 million at December 31, 1998 to $1.3 million at December 31, 1999. Loan charge-offs have also decreased from $526,000 in 1998 to $157,000 in 1999. At December 31, 1999, the allowance for loan losses equaled $1.1 million representing 1.46% of total loans outstanding and 81.35% of total non-performing loans.

         Total deposits increased during 1999 by $3.6 million to $100.1 million at December 31, 1999 from $96.6 million at December 31, 1998. The increase was centered in demand and savings deposits which increased $1.7 million and $2.3 million, respectively. Time deposit levels were consistent with the prior year.

         Total shareholders' equity was $14.2 million at December 31, 1999, an increase of $2.5 million from December 31, 1998. The increase was due primarily to the offering proceeds offset by the increase in accumulated other comprehensive loss and the unallocated ESOP shares, which are presented as a reduction of shareholders' equity.

Results of Operations for the Year Ended December 31, 1999 Versus the Year Ended December 31, 1998

         Net income was $169,000 for the year ended December 31, 1999, compared to $309,000 in 1998, reflecting the Company's 1999 contribution of common stock valued at $160,000 to a charitable foundation, and costs associated with opening a fifth banking office. Fiscal 1999 was a year of transition to public company status and to an expanded base of operations.

         Net Interest Income. Net interest income is determined by the average interest rate spread (i.e., the difference between the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased from $4.5 million in 1998 to $4.6 million in 1999 during a year in which market levels for short-term interest rates increased by approximately 1.50%. The Company views favorably its ability in 1999 to maintain a consistent level of net interest income in a rising rate environment. OCB can offer no assurance, however, that it would be able to achieve similar results during future periods. For the year ended December 31, 1999, taxable equivalent net interest income increased by $57,000 due to volume and $49,000 as the result of interest rate variances.

         Average Balances, Net Interest Income, Yields Earned and Rates Paid (taxable equivalent basis). The following table presents for the periods indicated the total dollar amount of interest income from the Company's average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Taxable equivalent adjustments relating to municipal securities totaled $41,000 in 1999 and $13,000 in 1998. Monthly average balances utilized are not believed to differ significantly from averages based on daily balances.

                                                                             Year Ended December 31,
                                                              1999                                         1998

                                                 Average                         Yield/        Average                        Yield/
                                                 Balance         Interest         Rate         Balance        Interest         Rate
                                                 --------       ---------         ----         -------        --------         ----
                                                                (Dollars in Thousands)
Interest-earning assets:
   Loans, gross (1)                              $ 72,061        $  5,770          8.01%       $ 75,648       $  6,253         8.27%
   Securities (2)                                  31,059           1,868          6.01          24,706          1,494         6.05
   Federal funds sold and
     other short term investments                   2,930             156          5.32           3,232            181         5.60
                                                 --------        --------                      --------       --------
     Total interest-earning                       106,050           7,794          7.35         103,586          7,928         7.65
     assets                                                      --------                                     --------

Noninterest-earning assets                          8,346                                         6,094
                                                 --------                                      --------
     Total assets                                $114,396                                      $109,680
                                                 ========                                      ========

Interest-bearing  liabilities:
   Savings, NOW and money
       market deposits (3)                       $ 49,445           1,222          2.47        $ 48,441          1,317         2.72
   Time deposits                                   37,780           1,909          5.05          38,257          2,071         5.41
   Borrowings                                         282              17          6.03            --             --           --
                                                 --------        --------                      --------       --------       ------
     Total interest-bearing
     liabilities                                   87,507           3,148          3.60          86,698          3,388         3.91

Noninterest-bearing deposits                       12,065                                        10,474
Other noninterest-bearing                           1,482                                         1,125
   liabilities                                   --------                                      --------

     Total liabilities                            101,054                                        98,297
Shareholders' equity                               13,342                                        11,383
                                                 --------                                      --------
     Total liabilities and equity                $114,396                                      $109,680
                                                 ========                                      ========
Net interest income                                              $  4,646                                     $  4,540

Interest rate spread                                                               3.75%                                       3.74%
Net interest margin (4)                                                            4.38%                                       4.38%
Average interest-earning assets
to average interest-bearing liabilities                                          121.19%                                     119.48%


(1) Includes non-accruing loans. Interest is recognized on non-accruing loans only as and when received.

(2) Average balance represents the amortized cost of securities with net unrealized gains or losses on securities available for sale as a component of noninterest-earning assets.

(3) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).

(4)      Equals net interest income divided by average interest-earning assets.

         Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                      Year Ended December 31,
                                                          1999 vs. 1998
                                                          -------------
                                                  Increase(Decrease)    Total
                                                        Due to         Increase
                                                  Volume      Rate    (Decrease)
                                                  ------      ----    ----------
                                                      (In Thousands)

Interest-earning assets:
   Loans                                          $(291)     $(192)     $(483)
   Securities                                       382         (8)       374
   Short-term investments                           (16)        (9)       (25)
                                                  -----      -----      -----

     Total interest-earning assets                   75       (209)      (134)
                                                  -----      -----      -----

Interest-bearing liabilities:
   Savings, NOW and money market deposits            27       (122)       (95)
   Time deposits                                    (26)      (136)      (162)
   Borrowings                                        17       --           17
                                                  -----      -----      -----
     Total interest-bearing liabilities              18       (258)      (240)


Increase in net interest income                   $  57      $  49      $ 106
                                                  =====      =====      =====


         Interest Income. Total interest income decreased by $134,000, or 2.1%, to $7.8 million for 1999 compared to $7.9 million for 1998. The primary reason for the decrease in interest income was a $483,000 decrease in interest earned on outstanding loans reflecting mainly the pay down of higher yielding adjustable rate residential mortgage loans. The average balance of loans decreased $3.5 million from $75.6 million in 1998 to $72.1 million in 1999. The average yield on the loan portfolio also decreased from 8.27% in 1998 to 8.01% in 1999.

         Income from securities increased by $374,000 during 1999 to $1.9 million, compared to $1.5 million in 1998. The increase in interest income from securities during 1999 was due primarily to a $6.4 million increase in the average balance of securities to $31.1 million for 1999 compared to $24.7 million in 1998. The average yield on the securities portfolio decreased slightly to 6.01% in 1999 compared to 6.05% in 1998.

         Other interest income, which consists of interest on federal funds sold and other short-term investments, was $156,000 in 1999 as compared to $181,000 in 1998. The average amount of federal funds and short-term investments decreased from $3.2 million in 1998 to $2.9 million in 1999. The average yields on these investments decreased from 5.60% in 1998 to 5.32% in 1999.

         Interest Expense. Interest expense, which consisted primarily of interest paid on deposits, was $3.1 million in 1999 compared to $3.4 million in 1998. The primary reason for the $240,000 decrease in interest expense was a 31 basis point reduction in the average rate paid on these deposits in 1999 compared to 1998. This reflects the Company's increase in lower costing savings and demand deposits, and reduced average rates paid on savings, demand and time deposits. OCB offers its deposit customers tiered pricing schedules whereby higher balances earn higher rates of interest.

         Provision for Loan Losses. The provision for loan losses was $120,000 in both 1999 and 1998. Provisions for loan losses are recorded to maintain the allowance for loan losses at an amount management considers adequate to cover losses which are deemed probable and can be estimated. These provisions were based upon a number of factors, including asset classifications, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, economic trends, industry experience and trends, estimated collateral values and underwriting policies. Net loan charge-offs were $119,000 in 1999 and $461,000 in 1998, reflecting the Company's efforts during the past three years to address problem loan situations in a timely manner. As a result of improvement in loan portfolio quality, charge-offs and non-performing loans declined during 1999. Total non-performing loans decreased from $1.7 million at December 31, 1998 to $1.3 million at December 31, 1999. At December 31, 1999, the allowance for loan losses equaled $1.1 million, representing 1.46% of total loans outstanding and 81.35% of total non-performing loans.

         Although the Company believes that the allowance for loan losses is adequate, there can be no assurances that additions to such allowance will not be necessary in future periods, adversely affecting results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review OCB's allowance for loan losses and the carrying value of non-performing assets based on their judgements about information available to them at the time of their examinations. No assurance can be given as to whether any such agencies might require additional provisions for loan losses in the future. Furthermore, as OCB attempts to increase the amount of loan originations and diversify the types of loans offered, increased future provisions for loan losses may be required.

         Noninterest Income. Noninterest income increased by $116,000 during 1999 as compared to 1998. The increase reflects the Company's efforts to expand commercial loan and deposit products, which result in greater service fee levels. In addition, the Company extended efforts to reduce fee and service charge waivers during 1999.

         Noninterest Expenses. Noninterest expenses increased during 1999 by $459,000, or 10.4%, to $4.9 million compared to $4.4 million in 1998. The primary reasons for the increase were a 10.3% increase in salaries and benefits, a 15.6% increase in occupancy and equipment expenses, a $170,000 increase in professional fees, a $98,000 increase in data processing costs and a $160,000 increase in charitable contributions. Partially offsetting these increases were the absence in 1999 of $171,000 in terminated merger expenses, and a reduction of $217,000 in ORE expenses. Higher salary and benefit costs reflect the branch opening, wage increases and inflationary increases in benefit expenses. The increase in occupancy and equipment expense was caused by higher depreciation expense on capital expenditures, primarily for the new branch and computer equipment. The increase in data processing costs in 1999 reflects efforts to continue to improve data processing capabilities, inflationary increases in a data processing servicing contract, expenses associated with ATMs installed in mid 1998, and costs to bring a new branch on line. Professional fees include the costs of a profitability study, Y2K consulting costs, and increased costs from operating as a publicly held company. Increased charitable contributions reflect the $160,000 contribution of common stock to Oswego County Charitable Foundation.

         Income Taxes. Income tax expense decreased by $125,000 in 1999 to $37,000 as compared to $162,000 in 1998, reflecting reduced pretax income and a greater volume of tax exempt securities in 1999. The effective income tax rate declined to 18.0% in 1999 from 34.4% in 1998.

Market Risk Analysis

         Efforts to Address Interest Rate Risk. To reduce the potential for materially adverse effects of changes in interest rates on results of operations, the Company has implemented asset and liability management policies designed to better match the maturities and repricing terms of interest-earning assets and interest-bearing liabilities. The Company's policies have consisted primarily of the following:

        o originating adjustable or variable rate long-term loans for portfolio;

        o purchasing adjustable-rate mortgage-backed securities and short or intermediate-term investment securities;

        o since February 1998, originating fixed-rate one-to-four family residential loans with terms of 15 to 30 years under terms and conditions which will permit their sale in the secondary market; and

        o managing interest expense by maintaining a strong retail deposit base and emphasizing core deposits.

         From the early 1980s until early 1998, the Company originated primarily adjustable-rate mortgage loans and did not originate fixed-rate residential mortgage loans with terms over 15 years. Approximately 65% of OCB's single-family residential mortgage loans have interest rates that adjust annually or every three years. The Company's total portfolio of adjustable-rate one-to-four family residential mortgage loans amounted to approximately 78% of residential mortgages at December 31, 1999. As long term interest rates decreased during the 1990s, many customers indicated a preference for fixed-rate residential mortgage loans. In February 1998, the Company began the origination of long-term, fixed-rate one-to-four family residential mortgage loans in order to provide a full range of products to customers, but only under terms, conditions and documentation which allow their sale in the secondary market. In late 1999 and early 2000, rising interest rates have enhanced the attractiveness to customers of adjustable rate mortgages.

         In order to better match the maturity or repricing of interest-bearing liabilities and interest-earning assets, the Company offers certificates of deposit with terms in excess of one year. At December 31, 1999, $10.7 million or 28.3% of OCB's certificates of deposit mature in more than one year. In the company's efforts to address interest-rate risk, higher rates are paid on longer term and higher balance certificates of deposit.

         The Company considers its savings deposit and money market accounts to be core deposits that are less likely to be withdrawn if interest rates rise. OCB's savings and money market accounts have variable interest rates, and management believes that the interest rates on the accounts can be adjusted to retain a substantial portion of these deposits. Savings and money market accounts amounted to $49.0 million or 48.9% of total deposits at December 31, 1999.

         How OCB Measures Interest Rate Risk. Prolonged increases in market rates of interest could adversely affect the interest rate spread and net interest margin. Moreover, prolonged increases in interest rates could adversely affect the demand for residential mortgage loans within OCB's primary market area. The asset and liability management committee regularly reviews interest rate risk. The Company forecasts the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of existing assets, liabilities and off-balance sheet instruments. Such impacts are evaluated against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the board of directors.

         The following table sets forth at December 31, 1999 the estimated percentage and dollar change in the Company's net interest income over a four-quarter period and the market value of portfolio equity based on the indicated changes in interest rates. Certain assumptions have been made in preparing the table below. Although management believes these assumptions to be reasonable, the interest rate sensitivity of assets and liabilities and the estimated effects of changes in interest rates on net interest income and the market value of portfolio equity indicated in the following table could vary substantially if different assumptions were used or if actual experience differs from such assumptions.

The following table presents internal calculations of net interest income for a twelve-month period and market value of portfolio equity at December 31, 1999, under varying interest rate scenarios.

                                          Net Interest Income                   Market Value of Portfolio Equity
                                        For Twelve-Month Period                Based on December 31, 1999 Balances
                              -------------------------------------------- --------------------------------------------
                                                  Dollar       Percentage                     Dollar        Percentage
Change in Interest                Estimated        Change         Change       Estimated       Change          Change
Rates in Basis Points(1)            Amount       from Base      from Base        Amount      from Base       from Base
---------------------               ------       ---------      ---------        ------      ---------       ---------
                                                               (Dollars in Thousands)
+400                                $ 4,478        $ (544)       (10.8)%        $ 16,120     $ (1,782)         (10.0)%
+200                                  4,880          (142)        (2.8)           16,885       (1,017)         (5.7)
Base                                  5,022                                       17,902
-200                                  4,846          (176)        (3.5)           17,962            60           .3
-400                                  4,720          (302)        (6.0)           16,498       (1,404)         (7.8)

--------------------
(1) Assumes an instantaneous uniform change in interest rates. Basis point equals 0.01%.

         Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net interest income and market value of portfolio equity requires the utilization of assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the above table's presentation assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the above table provides an indication of OCB's interest-rate risk exposure at a particular point in time, these measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

Liquidity and Capital Resources

         The Company's liquidity, represented by cash, cash equivalents, securities available for sale and potential borrowings, is a product of its operating, investing and financing activities. The primary sources of funds are deposits and borrowings; the amortization, prepayment and maturity of outstanding loans, securities and other short-term investments; and funds provided from operations. While scheduled payments from the amortization of loans, maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. In 1999, the Company also utilized borrowings to fund a portion of its asset growth.

         Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, OCB maintains a strategy of investing in various lending products. Such products frequently have short terms (five years or less) or interest rates that adjust at least every three years. funds are utilized to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of investment securities. At December 31, 1999, the Company had outstanding commitments to originate loans of $5.9 million and unused letters of credit of $233,000. At December 31, 1999, OCB also had certificates of deposit scheduled to mature in one year or less totaling $27.1 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. It is anticipated that OCB will continue to have sufficient deposit funds and available borrowings to meet its current commitments.

         In 1999, OCB entered into a five-year, convertible $5.0 million borrowing arrangement with the Federal Home Loan Bank of New York (FHLB-NY). Interest is fixed under the related agreement until December 2001 when the FHLB-NY may replace the borrowing with a new arrangement at a then current interest rate. Also available to the Company are overnight and one-month borrowing facilities with the FHLB-NY, both amounting to $5.8 million, and a $5.0 million overnight line of credit with a commercial bank.

         The Company and the Bank are subject to various regulatory capital requirements administered by the Federal and New York State banking regulators. Failure to meet minimum capital requirements could result in certain mandatory and discretionary responses by regulators that could have a material effect on the company's financial condition and results of operations. In addition, the ability of the Company and the Bank to pay dividends is subject to regulations administered by the banking agencies. At December 31, 1999, the Company and the Bank exceeded minimum capital requirements of the agencies and also exceeded levels established for banking organizations considered well capitalized by the regulators. Additional information regarding regulatory capital status is provided in notes to the Company's financial statements.

Impact of Inflation and Changing Prices

         The financial statements and related financial data presented herein have been prepared in conformity with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company's performance than does the direct effect of inflation.

Potential Year 2000 Exposure

         The company's Y2K efforts were effective and OCB entered the year 2000 without significant date-related problems. However, the Company will continue to monitor its operations for any Y2K issues arising during the year.

         Any computer problems experienced by OCB's commercial borrowers could have an adverse effect on their business operations and their ability to repay loans when due. At this time, the Company is not aware of any commercial borrowers' year 2000 computer problems that would have a significant effect on OCB's operating results.

                          ITEM 7. FINANCIAL STATEMENTS

         For information concerning this Item, see the Company's balance sheet and related financial statements at Item 13.

                    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH

               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.



                                    PART III

         The information required by Items 9, 10, 11 and 12 of this part is presented in the Proxy Statement issued by the Board of Directors in connection with the Annual Meeting of Stockholders to be held on April 20, 2000, which information is hereby incorporated by reference into this Annual Report.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                     DOCUMENTS FILED AS PART OF THIS REPORT

A.       INDEX TO FINANCIAL STATEMENTS

         Independent Auditors' Report

         Consolidated Statements of Financial Condition as of December 31, 1999 and 1998

         Consolidated Statements of Income for the Years Ended December 31, 1999 and 1998

         Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999 and 1998

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998

         Notes to Consolidated Financial Statements

         Financial Statements are incorporated by reference to the Annual Report to Stockholders, filed herewith as Exhibit 13.

B.       EXHIBITS

         (3)      Articles of incorporation and by-laws

                  (i) Certificate of Incorporation of Oswego County Bancorp, Inc.-- incorporated herein by reference to
                           Exhibit 3.1 on Form SB-2/A, dated May 4, 1999.

                  (ii) By-laws of Oswego County Bancorp, Inc.-- incorporated herein by reference to Exhibit 3.2 on Form SB-2/A, dated May 4, 1999.

                  (iii) Restated New York Organization Certificate of Oswego County Savings Bank -- incorporated herein by reference to Exhibit 3.3 on Form SB-2, dated December 30, 1998.

                  (iv) By-laws of Oswego County Savings Bank -- incorporated herein by reference to Exhibit 3.4 on Form SB-2/A, dated May 4, 1999.

                  (v) Restated Organization Certificate of Oswego County MHC -- incorporated herein by reference to Exhibit
                           3.5 on Form SB-2, dated December 30, 1998.

                  (vi) By-laws of Oswego County MHC -- incorporated herein by reference to Exhibit 3.6 on Form SB-2/A, dated May 4, 1999.

         (4) Instruments defining rights of security holders, including indentures

                  (i) Form of Stock Certificate of Oswego County Bancorp, Inc.-- incorporated herein by reference to Exhibit
                           4.1 on Form SB-2, dated December 30, 1998.

                  (ii) Form of Stock Certificate of Oswego County Savings Bank -- incorporated herein by reference to Exhibit
                           4.2 on Form SB-2/A, dated May 4, 1999.

         (10)     Material contracts

                  (i) Directors Supplemental Retirement Benefit Plan, dated March 15, 2000.

                  (ii) Executive Supplemental Retirement Income Agreement, dated March 15, 2000, between Oswego County Savings Bank and Gregory J. Kreis.

                  (iii) Trust Agreement dated as of February 1, 2000 between Oswego County Savings Bank and Security Federal Savings Bank.

         (13)     Annual Report to Stockholders for the year ended December 31,
                  1999.

         (21)     Subsidiaries of the registrant.

                  (i) Oswego County Savings Bank, organized under New York law.

         (27)     Financial data schedule

                  (i)      Financial data schedule, filed herewith.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           OSWEGO COUNTY BANCORP, INC.

                                   Registrant

DATE:  March 16, 2000


By:   /s/ Gregory J. Kreis                 By: /s/ Stephen B. Albright
     -------------------------------------    ---------------------------------
     Gregory J. Kreis                         Stephen B. Albright
     President and Chief Executive Officer    Senior Vice President & Treasurer
     (Principal Executive Officer)            (Principal Financial Officer)


By:   /s/ Elaine L. Miller
     -------------------------------------
     Elaine L. Miller
     Controller
     (Principal Accounting Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ Michael R. Brower                  By:     /s/ Bruce P. Frassinelli
     --------------------------------         --------------------------
     Michael R. Brower, Director              Bruce P. Frassinelli, Director
     March 16, 2000                           March 16, 2000


By:    /s/ Paul J. Heins                      By:     /s/ Paul W. Schneible
     --------------------------------         --------------------------
     Paul J. Heins, Director                  Paul W. Schneible, Director
     March 16, 2000                           March 16, 2000


By:    /s/ Bernard Shapiro                    By:     /s/ Deborah F. Stanley
     --------------------------------         --------------------------
     Bernard Shapiro, Director                Deborah F. Stanley, Director
     March 16, 2000                           March 16, 2000


By:    /s/ Carl K. Walrath                    By:     /s/ Gregory J. Kreis
     --------------------------------         --------------------------
     Carl K. Walrath, Director                Gregory J. Kreis, Director
     March 16, 2000                           March 16, 2000