Form 10QSB
period 2000-03-31
OSWEGO COUNTY BANCORP INC
filed 2000-05-15
CIK 1075954

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   F O R M 10-QSB
                       -----------------------------------------


      |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

      |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______________ to _______________


                        COMMISSION FILE NUMBER 000-30140
                     --------------------------------------


                           OSWEGO COUNTY BANCORP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                              16-1567491
       ------------------------------              ----------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification Number)

        44 EAST BRIDGE STREET, OSWEGO, NEW YORK            13126
       ---------------------------------------             -----
        (Address of principal executive office)          (Zip Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes |X| No |_|

Registrant's telephone number, including area code:           (315) 343-4100

                         Number of shares of common stock outstanding
                                      as of May 11, 2000
Class                                                           Outstanding
COMMON STOCK, $.01 PAR VALUE                                       893,824

                              OSWEGO COUNTY BANCORP, INC.
                                   FORM 10-QSB
                                      INDEX

Part I    -    FINANCIAL INFORMATION                                     PAGE

                      Item 1 - Financial statements (unaudited):

                      Condensed Consolidated Statements of Financial
                      Condition at March 31, 2000 and December 31,1999     1

                      Condensed Consolidated Statements of Income
                      for the three month periods ended March 31, 2000
                      and March 31, 1999                                   2

                      Condensed Consolidated Statements of Cash Flows
                      for the three month periods ended March 31, 2000
                      and March 31, 1999                                   3

                      Notes to Unaudited Condensed Consolidated
                      Financial Statements                                 4-6

                      Item 2 -  Management's Discussion and Analysis       6-12


Part II   -    OTHER INFORMATION

                      Item 1 -  Legal Proceedings                          13

                      Item 2 -  Changes in Securities and Use of
                                Proceeds                                   13

                      Item 3 -  Defaults Upon Senior Securities            13

                      Item 4 -  Submission of Matters to a Vote of
                                Security Holders                          13-15

                      Item 5 -  Other Information                          15

                      Item 6 -  Exhibits and Reports on Form 8-K           15

                      Signatures                                           16

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                        OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Financial Condition

                                      March 31, 2000
                      (in thousands, except per share data)

                                                                (unaudited)
                                                                  March 31,      December 31,
                                    Assets                             2000              1999
                                                                  ---------      ------------

Cash and due from banks                                          $    5,721             6,450
Federal funds sold and other short-term investments                   1,700                --
Securities available for sale, at fair value                         20,790            20,834
Securities held to maturity, fair value of $15,356 in
2000 and $15,829 in 1999                                             15,893            16,307

Loans                                                                75,182            73,098
less: Allowance for loan losses                                      (1,060)           (1,069)
                                                                 ---------           --------
Loans, net                                                           74,122            72,029

Real estate owned                                                        48               255
Premises and equipment, net                                           3,072             3,056
Accrued interest receivable                                             931               938
Other assets                                                          2,991             2,980
                                                                -----------        ----------
   Total assets                                                 $   125,268           122,849
                                                                ============       ==========

                      Liabilities and Shareholders' Equity
Deposits:
Demand                                                          $    15,409            13,329
Savings and money market                                             49,232            49,000
Time                                                                 39,283            37,789
                                                                -----------        ----------
   Total deposits                                                   103,924           100,118

Escrow deposits                                                         496             1,286
Short-term borrowings                                                    --               900
Long-term debt                                                        5,000             5,000
Other liabilities                                                     1,569             1,326
                                                                -----------        ----------
   Total liabilities                                                110,989           108,630

Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, no shares issued
Common stock, $0.01 par value, 7,500,000 shares
   authorized, 893,824 issued                                             9                 9
Additional paid-in capital                                            3,241             3,182
Retained earnings                                                    11,893            11,764
Accumulated other comprehensive income (loss)                          (523)             (498)
Restricted common stock, 6,594 shares                                   (59)               --
Unallocated common stock held by Employee Stock
   Plan (ESOP), 29,124 shares in 2000, 24,284 in 1999                  (282)             (238)
                                                                -----------        ----------
   Total shareholders' equity                                        14,279            14,219
   Total liabilities and shareholders' equity                   $   125,268           122,849
                                                                ============      ===========

See accompanying notes to unaudited, condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                     Quarters ended March 31, 2000 and 1999
                  (in thousands, except per share data; unaudited)


                                                       Three months ended March 31,
                                                             2000            1999
                                                        --------------  --------------
Interest income:
      Loans                                           $         1,539           1,438
      Securities                                                  574             400
      Federal funds sold and other
      short-term investments                                       13              34
                                                       --------------  --------------
         Total interest income                                  2,126           1,872

Interest expense:
      Deposits and escrow accounts                                802             771
      Borrowings                                                   78              --
                                                       --------------  --------------
         Total interest expense                                   880             771
         Net interest income                                    1,246           1,101

         Provision for loan losses                                 15              30
                                                        --------------  --------------
           Net interest income after provision                  1,231           1,071

Noninterest income:
      Service charges                                             243              90
      Net gains (losses) on securities sales                     (13)               8
      Other                                                        20              18
                                                        --------------  --------------
         Total noninterest income                                 250             116

Noninterest expenses:
      Salaries and employee
      benefits                                                    578             478
      Occupancy and equipment                                     220             164
      Information technology                                       90              86
      Professional fees                                           151              47
      Office supplies, printing and postage                        61              44
      Real estate owned, net                                       (7)             25
      Other                                                       196             118
                                                        --------------  --------------
         Total noninterest expenses                             1,289             962

Income before income taxes                                        192             225
Income tax expense                                                 63              83
                                                        --------------  --------------

Net income                                            $           129             142
                                                        ==============  ==============

Basic  and  diluted   earnings  per share                       $0.15             (a)


(a) Not applicable prior to the company's July 13, 1999 conversion from mutual to stock form.

See accompanying notes to unaudited, condensed consolidated financial statements.

                      OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                    Condensed Consolidated Statements of Cash Flows Quarters ended March 31, 2000 and 1999
                          (thousands; unaudited)

                                                                 Three months ended March 31,
                                                                    2000            1999
                                                               --------------  --------------
Cash flows from operating activities:
      Net income                                             $           129             142
      Adjustments  to  reconcile  net  income to net
      cash provided by (used in) operating
      activities:
           Provision for loan losses                                      15              30
           Net amortization on securities                                  6               2
           Net (gains) losses on securities sales                         13              (8)
           (Gain) loss on sale of real estate owned                      (10)             --
           (Gain) loss on disposal of premises/equipment                  --              (8)
           ESOP compensation expense                                       6              --
           Depreciation                                                   97              69
           Change in:
                Accrued interest receivable                                7              69
                Other assets                                               5            (140)
                Escrow deposits                                         (790)           (646)
                Other liabilities                                        243               9
                                                               -------------   -------------
           Net cash (used in) operating activities                      (279)           (481)

Cash flows from investing activities:
      Proceeds from maturity of and principal collected on
           securities available for sale                                  --           3,998
      Proceeds from sale of securities available
      for sale                                                           987           1,016
      Proceeds from maturity of and principal collected on
           securities held to maturity                                   411           2,079
      Purchases of securities available for sale                      (1,000)         (5,243)
      Purchases of securities held to maturity                            --          (1,996)
      Net loan originations and principal
      collections                                                     (2,156)             22
      Proceeds from sale of real estate owned                            265              15
      Purchases of premises and equipment, net of disposals             (113)            (13)
                                                               -------------   -------------
           Net cash (used in) investing activities                    (1,606)           (122)

Cash flows from financing activities:
      Net increase in demand, savings, money market deposits           2,312             963
      Net increase (decrease) in time deposits                         1,494            (507)
      Net (decrease) in short term borrowings                           (900)             --
      Purchase of common stock by ESOP                                   (50)             --
                                                               -------------   -------------
           Net cash provided by financing activities                   2,856             456

Net increase (decrease) in cash and cash equivalents                     971            (147)
Cash and cash equivalents at beginning of year                         6,450           6,607
                                                               -------------   -------------
Cash and cash equivalents at end of the first
quarter                                                        $       7,421           6,460
                                                               =============   =============

Supplemental disclosure of cash flow information:
      Cash paid during the quarter for:
           Interest                                            $         886             771
           Income taxes                                                   --              --
      Non-cash investing and financing activities:
           Transfer of loans to real estate owned                         48              --
           Adjustment of securities available
                for sale to fair value                                   (42)            (94)

See accompanying notes to unaudited, condensed consolidated financial statements.

                     OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                Notes to Unaudited Condensed Consolidated Financial Statements
                                    March 31, 2000

   (1)  Basis of presentation

        The accompanying condensed consolidated financial statements include the accounts of Oswego County Bancorp, Inc. (OCB or the Company) and its wholly owned subsidiary, Oswego County Savings Bank (OCSB or the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all material adjustments necessary for fair presentation, consisting of normal accruals and adjustments, have been made in the accompanying statements. The results of operations for the interim periods presented should not be considered indicative of results that may be expected for an entire fiscal year. The accompanying financial statements are intended to be read in conjunction with the Company's audited financial statements and footnotes for the year ended December 31, 1999.

   (2)  1999 Reorganization and initial public offering

        Prior to July 13, 1999, the Bank operated as a mutually owned, state chartered savings bank. To facilitate the institution's conversion to stock form, both a mutual holding company and bank holding company were formed in mid 1999. Under the reorganization, the Bank became a wholly owned subsidiary of Oswego County Bancorp, Inc. which in turn became a subsidiary of Oswego County MHC (MHC). On July 13, 1999, 399,500 shares of the Company's common stock were sold in an initial public offering, and 15,980 shares were contributed to the Oswego County Charitable Foundation. Net proceeds from the offering amounted to approximately $3.0 million, and MHC retained a majority interest (approximately 53%) in the Company. An Employee Stock Ownership Plan (ESOP) was also formed, and it acquired 31,960 shares of the Company's common stock through January 2000. The ESOP has no immediate plans to acquire additional shares.

   (3)  Earnings per share

        Basic and diluted earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding (857.7 thousand) during the period. No dilutive common stock equivalents were outstanding during the quarter ended March 31, 2000.

   (4)  Comprehensive income

        The components of comprehensive income for the three-month periods ended March 31, 2000 and 1999 are as follows.

                                                      Quarter ended March 31,
                              (thousands)                  2000           1999
                                                    ------------   ------------
        Net Income                                   $       129            142
        Other comprehensive income, net of taxes:
           Change in net unrealized loss on
            securities available for sale                    (33)           (51)
           less: Reclasification adjustment for
               securities (gains) losses included
               in net income                                   8             (5)
                                                    ------------   ------------
        Total other comprehensive income                     (25)           (56)
                                                    ------------   ------------
        Total comprehensive income                  $        104             86
                                                    ============   ============

   (5)  Subsequent events

        At its April 20, 2000 annual meeting of shareholders, the Company announced that it would pay a $.03 per share dividend on or about May 15th to shareholders of record as of April 28th. OCB intends to consider the payment of future dividends on a quarterly basis.

        A limited share buyback program was also announced on April 20th, covering up to 5% of the Company's outstanding common stock, subject to market conditions.

        At the annual meeting, shareholders approved stock option and restricted stock plans for the Company covering aggregate grants of up to 39,950 and 11,985 shares, respectively. Stock options granted must have an exercise price equal to the fair market value of the shares on the date of grant, vesting over a period to be established at the time of grant and expiring no later than ten years following the grant date. As a result of shareholder approval of the stock option plan, grants to directors and employees totaling 33,971 shares at an exercise price of $8.875 per share were effective as of March 16, 2000.

        Under the restricted stock plan, 6,594 newly issued shares were awarded to directors, effective March 16, 2000, under terms that provide for restrictions on transferability and assignability to lapse at the rate of 20% per year, with the first such lapse occurring in March 2001. The cost of the shares, which is equal to the market value of OCB stock on the grant date ($8.875 per share), is presented as a reduction of shareholders' equity. Such cost is amortized as compensation expense over the five-year period during which restrictions lapse.

        At the April meeting, shareholders also approved a reduction in the number of authorized shares of preferred and common stock to 500,000 and 3,000,000 shares, respectively. The reduced number of authorized shares is expected to meet the Company's requirements in the foreseeable future and will correspondingly reduce certain franchise taxes incurred by the corporation.

        In April 2000, the Bank borrowed $4.0 million from the Federal Home Loan Bank of New York for a term of five years at a 7.15% rate of interest. OCSB intends to use the funds to support asset growth, including the purchase of life insurance contracts, and to enhance liquidity.

Item 2.  Management's Discussion and Analysis

FINANCIAL CONDITION - Oswego County Bancorp's total assets increased by $2.4 million or 2.0% during the three-month period ended March 31, 2000. Shareholders' equity increased by $60 thousand or .4% during the same period, mainly as a result of the corporation's net income of $129 thousand.

Investment securities decreased slightly (1.2%) during the quarter due to the sale and maturity of a limited number of issues. One security sold at a loss of $13 thousand was replaced with an issue of comparable quality carrying a higher yield. Rising interest rates in recent periods have caused the market values of the Company's fixed rate investments to decline in value. Net unrealized losses on securities available for sale increased by $25 thousand in the quarter, net of income taxes. The net amount of depreciation on available for sale securities is a component of shareholders' equity and does not generally affect results of operations unless a particular security is sold. The composition of OCB's securities portfolios is summarized below.

                                                       March 31,    December 31,
                                    (thousands)             2000            1999
                                                       ---------    ------------
   Securities available for sale (fair value)
U.S. Government agency bonds                           $  20,158          20,202
Federal Home Loan Bank and other capital stock               632             632
                                                       ---------      ----------
                                                          20,790          20,834

   Securities held to maturity (amortized cost)
U.S. Government agency bonds                               4,995           4,995
Corporate bonds                                            4,237           4,490
Municipal securities                                       3,680           3,681
Mortgage-backed securities                                 2,981           3,141
                                                       ---------      ----------
                                                          15,893          16,307

                  Total securities                     $  36,683          37,141


Loans increased by $2.1 million or 2.9% during the first quarter of the year 2000 as Oswego County Savings Bank continued to increase its portfolio of commercial loan products. Commercial business loans now account for 10.6% of the total loan portfolio. Such loans typically carry higher rates of interest than certain other loan products, and many of the loans carry interest rates that vary with changes in the prime rate. Loan balances by category are presented in the table that follows.

            Loans                                   December
            -----                  March 31,             31,
            (thousands)                 2000            1999
                                ------------    ------------
Residential mortgage
  and home equity             $      55,914          55,594
Commercial mortgage                   8,172           7,857
Commercial                            7,944           5,903
Consumer                              3,152           3,744
                                ------------    ------------

                              $      75,182          73,098
                                ============    ============


The Bank's deposits increased by $3.8 million or 3.8% in the first quarter of 2000, reflecting the continued growth of OCSB's newly opened (in mid 1999) North Syracuse branch office and success in generating customer deposits from its four established locations. The institution has been able to improve upon its base of core deposits that continues to be strong relative to peers in its industry.

As mentioned previously, OCB's equity position increased by 0.4% in the quarter ended March 31, 2000, with net income accounting for the increase. Partially offsetting factors were depreciation on securities available for sale and an additional purchase of shares for the Company's employee stock ownership plan, both of which are carried as reductions of shareholders' equity. No further ESOP purchases are currently planned by the Company.

OCB has continued to benefit from actions in recent years designed to improve credit quality and to resolve problem loan situations. In the first quarter of 2000, nonperforming assets were further reduced to 1.00% of total assets, down from 1.28% at year-end 1999. At the same time OCB's allowance for loan losses has been maintained within 0.8% of the year-end level. A summary of the Company's nonperforming assets and related ratios follows.

Nonperforming assets                  March 31,  December 31,
--------------------                       2000          1999
(dollars in thousands)                ---------  ------------


Nonaccrual loans                      $     952        1,064
Restructured loans                          250          250
                                      ---------  ------------
   Nonperforming loans                    1,202        1,314
Other real estate                            48          255
                                      ---------  ------------
   Nonperforming assets               $   1,250        1,569
                                      =========  ===========

Nonperforming assets
   to total assets                         1.00%        1.28%
Allowance for loan losses
   to nonperforming loans                 88.19%       81.35%

While management views recent experience with respect to nonperforming assets to be favorable, future experience will be affected by regional and national economic conditions, underwriting judgments and business and personal factors affecting the Bank's customers. Although management considers the Bank's loan loss allowance to be adequate, similar factors will determine the adequacy of the allowance in future periods. In addition, banking regulators' judgments regarding the adequacy of the allowance may differ from management's and further additions may be required.

RESULTS OF OPERATIONS - Net income amounted to $129 thousand in the first quarter of 2000, compared to net income of $142 thousand in the first quarter of 1999 and a loss of $44 thousand in the fourth quarter of 1999. The fourth quarter loss was largely attributable to relatively high operating expenses in the period, including those associated with a profitability study and other professional fees incurred in connection with the Company's transition to stock ownership. Costs of a newly opened branch location (opened in August) and preparation for the year 2000 also added to fourth quarter 1999 expenses. A comparison of the first quarter of 2000 with the year-ago quarter shows significant growth in net interest income (+13.2%) and other income (+115.5%), offset by higher operating expenses (+34.0%). Return on equity was 3.65% in the 2000 quarter compared to 4.90% in the year earlier quarter. Return on assets amounted to 0.42% in 2000 versus 0.52% in the March 1999 quarter.

The $145 thousand improvement in net interest income between the two first quarter periods was achieved through growth in earning assets and by increasing the excess of earning assets over interest-bearing liabilities. While the Company's interest rate spread in the recent quarter, 3.76%, was consistent with the year ago quarter, such consistency was accomplished in the face of a rising interest rate environment. The one-year treasury yield, for example, has risen by approximately 1.45% during the past year. Maintaining a substantial portion of its earning assets in adjustable rate products and retaining a significant portfolio of savings accounts that tend to be less sensitive to interest rate movements enabled the Company to achieve a stable spread during the period of rising rates. Furthermore, OCB has continued to add commercial business loans during the past twelve months, and such loans tend to carry higher, variable interest rates than certain other products typically offered by banks. There can be no assurance, however, that OCB would be able to achieve similar success with respect to spread in future periods since customer preferences for asset and liability products are changeable and portfolios react differently within varying segments of an interest rate cycle.

Growth in earning asset balances since the year-ago quarter also played a large part in the increase experienced in net interest income. Average loan balances rose by $2.2 million as commercial loans increased from $0.3 million in the first 1999 quarter to $7.1 million in the 2000 quarter. That increase was partially offset by lower average residential mortgage loan balances which decreased from $60.2 million in 1999 to $55.3 million in 2000, as customers paid off and refinanced adjustable rate mortgages in the relatively low interest rate environments prevalent in early and mid-1999.

Subsequent to the first quarter of 1999, OCB added $10.2, million, on average, to its investment securities portfolios. OCB's portfolio of U.S. Government agency securities that are classified as available for sale increased by $7.8 million between the first quarters of 1999 and 2000. The Company also added to its municipal bond holdings during the year, increasing that portfolio from $1.9 million in the 1999 quarter, on average, to $3.7 million in 2000.

Asset growth during the past year was funded with stock offering proceeds ($3.0 million), deposit growth ($4.2 million) and a $5.0 million borrowing from the Federal Home Loan Bank of New York. OCB's net interest income has benefited from higher average levels of demand and savings deposits which increased by $3.8 million from the first quarter of 1999 to the same quarter of 2000. Such deposits are desirable because they tend to promote ongoing customer relationships and because they generally carry lower or no rates of interest. The Company attributes deposit growth during the past year to OCSB's new branch office in North Syracuse and to the development and promotion of deposit products. A further analysis of changes in net interest income is provided in the table that follows.

                              NET INTEREST INCOME, RATES AND BALANCES
                                       Quarter Ended March 31,


                                       Interest          Yields/ Rates      Average balances
                                ------------------     ---------------   ----------------------
(dollars in thousands)            2000       1999       2000     1999      2000          1999
                                --------    ------     ------   ------   ---------     --------
Interest earning assets:
Loans, gross (a)                $  1,539      1,438     8.34%     8.11%   $ 74,046       71,877
Securities, at amortized cost        574        400     6.10%     5.89%     37,757       27,547
Federal funds sold & other            13         34     6.01%     4.59%        867        3,007
                                --------      -----     ----      ----    --------       ------
Total interest earning assets      2,126      1,872     7.57%     7.41%    112,670      102,431

Noninterest earning assets                                                   9,267        7,604
                                                                          --------       ------
Total assets                                                              $121,937      110,035


Interest bearing
liabilities:
Savings, now, money market (b)       308        286     2.52%     2.43%   $ 49,117       47,784
Time deposits                        494        485     5.17%     5.19%     38,292       37,908
Borrowings                            78                6.02%                5,195
                                --------      -----     ----      ----    --------       ------
Total interest bearing
liabilities                          880        771     3.81%     3.65%     92,604       85,692

Noninterest bearing
deposits                                                                    13,647       11,160
Other noninterest
liabilities                                                                  1,502        1,426
                                                                          --------       ------
Total liabilities                                                          107,753       98,278
Shareholders' equity                                                        14,184       11,757
                                                                          --------       ------
Total liabilities & equity                                                $121,937      110,035
Net interest income             $  1,246      1,101
Excess of earning assets
over interest bearing
liabilities                                                               $ 20,066       16,739
Interest rate spread                                    3.76%     3.76%
Net interest margin (c)                                 4.44%     4.36%

(a)   Includes nonaccruing loans.
(b)   Includes escrow deposits.
(c)   Net interest income divided by average interest-earning assets.
(d)   No tax equivalent adjustments were made.

The provision for loan losses represents an addition to the related allowance that is considered necessary to maintain the allowance at a level sufficient to absorb losses inherent in the loan portfolios. Based on improvement in the quality of the portfolios during the past year, the first quarter 2000 provision was decreased to $15 thousand from $30 thousand in the prior year quarter. Nonperforming loans have been reduced by 10.9% since the first quarter of 1999 and amount to $1.2 million at March 31, 2000. Further information regarding the allowance for loan losses is provided in the table below.

Allowance for loan losses               Quarter ended March 31,
(thousands)                                   2000        1999
-----------                                   ----        ----

Balance, beginning of quarter               $ 1,069       1,068
Provision for loan losses                        15          30
Charge-offs                                     (29)        (27)
Recoveries                                        5           6
                                            -------       -----
Balance, end of quarter                     $ 1,060       1,077
                                            =======       =====

Net charge-offs (annualized)
 to average loans                              0.13%       0.12%
Allowance to ending loans                      1.41%       1.50%


Service charge income increased to $243 thousand in the first quarter of 2000 from $90 thousand in the 1999 quarter. The Company has been attempting to increase revenues from noninterest sources and has obtained this 170% improvement by enhancing services available primarily to deposit customers and by revising fee structures for existing services. In concert with others in the industry, OCB has also attempted to limit the utilization of fee waivers. One program available to demand deposit customers permits processing aggregate overdrafts of up to $300 for a per-check fee. This program has resulted in higher fee revenue and also has generated a modest increase in charge-offs related to overdrafts not made good by customers. Such charge-offs are included in operating expenses.

Total operating expenses rose from $962 thousand in the first quarter of 1999 to $1.29 million in the 2000 quarter. This 34.0% increase reflects the opening of a fifth branch office in August of 1999, the ongoing cost of equipment and software upgrades associated with year 2000 enhancements, and professional fees and other costs relating to OCB's activities as a publicly held entity. The Company's initial public offering was completed in July 1999. Furthermore, certain facility improvements designed to enhance the attractiveness to customers and the efficiency of facilities were completed in 1999, producing higher levels of depreciation expense in the current year. Consistent with the reduction in problem real estate loans and assets, the net cost of carrying and disposing of foreclosed properties decreased to a credit of $7 thousand in the first quarter of 2000 from expense of $25 thousand in the 1999 quarter.

The corporation's income tax expense decreased in the March 2000 quarter to $63 thousand from $83 thousand in the 1999 quarter. This 24.1% decrease was the result of a 14.7% decrease in pretax income and the effect of holding a larger portfolio of tax exempt municipal securities in the current year.

FORWARD-LOOKING STATEMENTS - The preceding discussion contains certain forward-looking statements based on current expectations, estimates and projections about the Company's industry, and management's beliefs and assumptions. Words such as anticipates, expects, intends, plans, believes, estimates and variations of such words and expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or otherwise.

PART II   -    OTHER INFORMATION

               Item 1        LEGAL PROCEEDINGS
                                    None

               Item 2        CHANGES IN SECURITIES AND USE OF PROCEEDS

                             An Amendment to the Registrant's Certificate of Incorporation was approved by the stockholders at the Annual Meeting on April 20, 2000 and filed with the Delaware Secretary of State on April 25, 2000. The Amendment reduces the total number of shares which the Registrant is authorized to issue from 7,500,000 shares of Common Stock and 1,000,000 shares of Preferred Stock to 3,000,000 shares of Common Stock and 500,000 shares of Preferred Stock. The par value of all shares, before and after the filing of the Amendment, is $.01 per share. On the date of this 10-QSB Report, only shares of common stock are issued and outstanding.

                             A copy of the Amendment is filed as Exhibit 3.1(a) to this 10-QSB Report.

               Item 3        DEFAULTS UPON SENIOR SECURITIES
                                    None

               Item 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                             The Registrant's Annual Meeting of Stockholders was held on April 20, 2000. The following were the items voted on and the results of the stockholder voting:

                      1. The election of Gregory J. Kreis and Paul W. Schneible to serve as directors of the Registrant each for a term of three years or until his successor has been elected and qualified:

                                        VOTES
                                                       Authority        Broker
                                           For         Withheld        Non-Votes

             Gregory J. Kreis            851,147         4,690            -0-

             Paul W. Schneible           851,199         4.638            -0-

                    The other directors of the Registrant whose terms after the Annual Meeting are:

                    Michael R. Brower
                    Bruce P. Frassinelli
                    Paul J. Heins
                    Bernard Shapiro
                    Deborah F. Stanley
                    Carl K. Walrath

                  2.     Approval of Oswego County Bancorp, Inc. Stock Option
                         Plan:

                               VOTES (including Oswego County MHC)
                                                                       Broker
                      For            Against          Abstain         Non-Votes

                     722,591           60,671           5,461           67,113


                  3.     Approval of Oswego County Bancorp, Inc. Restricted
                           Stock Plan:

                                 VOTES (including Oswego County MHC)
                                                                      Broker
                      For            Against          Abstain         Non-Votes

                     704,236           71,708           5,779           74,122


                  4.     Amendment of the Certificate of Incorporation:

                                              VOTES
                                                                      Broker
                      For            Against          Abstain         Non-Votes

                     777,133           3,080            8,490           67,113

                   5.     Ratification of Appointment of Independent Accountants

                                               VOTES
                                                                      Broker
                      For            Against          Abstain         Non-Votes

                     855,108             125              579            -0-


               Item 5        OTHER INFORMATION
                                    None

               Item 6        EXHIBITS AND REPORTS ON FORM 8-K

                             (a)    Exhibits:

                                   (3)     Articles of incorporation and by-laws

                                            3.1(a) Certificate of Amendment of
                                                   Certificate of Incorporation
                                                   filed with Delaware Secretary
                                                   of State on April 25, 2000.

                                    (27)    Financial data schedule

                                            (i)    Financial date schedule,
                                                   filed herewith.

                             (b)    Reports on Form 8-K

                                    The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2000. The Registrant filed a report on Form 8-K for
                                    Item 5, Other Events, for April 20, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   OSWEGO COUNTY BANCORP, INC.



Date:   May 12, 2000                              By:    /s/ Gregory J. Kreis
                                                         --------------------
                                                         Gregory J. Kreis
                                                         President and Chief
                                                         Executive Officer



Date:   May 12, 2000                              By:    /s/ Stephen B. Albright
                                                         -----------------------
                                                         Stephen B. Albright
                                                         Senior Vice President
                                                         and Treasurer