Form 10QSB
period 2000-06-30
OSWEGO COUNTY BANCORP INC
filed 2000-08-14
CIK 1075954

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-QSB
                    -----------------------------------------

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

|_|              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER 000-30140
                    -----------------------------------------

                           OSWEGO COUNTY BANCORP, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                   16-1567491
---------------------------------------------            ------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification Number)

   44 EAST BRIDGE STREET, OSWEGO, NEW YORK                      13126
---------------------------------------------            ------------------
   (Address of principal executive office)                   (Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Registrant's telephone number, including area code:       (315) 343-4100
                                                      ----------------------

                  Number of shares of common stock outstanding
                               as of June 30, 2000

Class                                                          Outstanding
COMMON STOCK, $.01 PAR VALUE                                   893,824
----------------------------                                   -------

                           OSWEGO COUNTY BANCORP, INC.
                                   FORM 10-QSB
                                      INDEX

Part I   -  FINANCIAL INFORMATION                                           PAGE

                  Item 1 - Financial statements (unaudited):

                           Condensed Consolidated Statements of Financial Condition at June 30, 2000 and December 31,
                           1999                                                1

                           Condensed Consolidated Statements of Income
                           for the three and six month periods ended June 30,
                           2000 and June 30, 1999                              2

                           Condensed Consolidated Statements of Cash Flows
                           for the six month periods ended June 30, 2000
                           and June 30, 1999                                   3

                           Notes to Unaudited Condensed Consolidated
                           Financial Statements                              4-6

                  Item 2   -  Management's Discussion and Analysis          6-14

Part II  -  OTHER INFORMATION

                  Item 1   -  Legal Proceedings                               15

                  Item 2   -  Changes in Securities and Use of Proceeds       15

                  Item 3   -  Defaults Upon Senior Securities                 15

                  Item 4   -  Submission of Matters to a Vote of Security
                              Holders                                         15

                  Item 5   -  Other Information                               15

                  Item 6   -  Exhibits and Reports on Form 8-K                15

                  Signatures                                                  16

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
            Condensed Consolidated Statements of Financial Condition
                       June 30, 2000 and December 31, 1999

                         (thousands, except per share data)                (unaudited)
                                                                              June 30,  December 31,
                                                                                  2000        1999
                                                                             ---------    --------
                                     Assets
Cash and due from banks                                                      $   5,753       6,450
Securities available for sale, at fair value                                    20,824      20,834
Securities held to maturity, fair value of $15,217 in 2000
   and $15,829 in 1999                                                          15,695      16,307

Loans                                                                           79,973      73,098
Allowance for loan losses                                                       (1,070)     (1,069)
                                                                             ---------    --------
Loans, net                                                                      78,903      72,029

Real estate owned                                                                   62         255
Premises and equipment, net                                                      3,147       3,056
Accrued interest receivable                                                      1,001         938
Life insurance owned                                                             4,314          --
Other assets                                                                     1,813       2,980
                                                                             ---------    --------

   Total assets                                                              $ 131,512     122,849
                                                                             =========    ========

                      Liabilities and Shareholders' Equity
Deposits:
Demand                                                                       $  14,773      13,329
Savings and money market                                                        50,970      49,000
Time                                                                            39,357      37,789
                                                                             ---------    --------
   Total deposits                                                              105,100     100,118

Escrow deposits                                                                    887       1,286
Short-term borrowings                                                              450         900
Long-term debt                                                                   9,000       5,000
Other liabilities                                                                1,817       1,326
                                                                             ---------    --------
   Total liabilities                                                           117,254     108,630

Shareholders' equity:
Preferred stock, $0.01 par value, 500,000 shares
   authorized, no shares issued                                                     --          --
Common stock, $0.01 par value, 3,000,000 shares
   authorized, 893,824 issued in 2000; 887,230 in 1999                               9           9
Additional paid-in capital                                                       3,241       3,182
Retained earnings                                                               11,962      11,764
Accumulated other comprehensive income (loss)                                     (502)       (498)
Restricted common stock, 6,264 shares                                              (56)         --
Unallocated common stock held by Employee Stock
   Plan (ESOP), 28,325 shares in 2000; 24,284 in 1999                             (274)       (238)
Treasury stock (13,500 shares), at cost                                           (122)         --
                                                                             ---------    --------
   Total shareholders' equity                                                   14,258      14,219

   Total liabilities and shareholders' equity                                $ 131,512     122,849
                                                                             =========    ========

See accompanying notes to unaudited, condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Condensed Consolidated Statements of Income
           Quarters and six-month periods ended June 30, 2000 and 1999
                  (thousands, except per share data; unaudited)

                                                 Three months ended   Six months ended
                                                      June 30,           June 30,
                                                 ----------------     ---------------
                                                   2000      1999      2000     1999
                                                 -------    -----     ------    -----
Interest income:
        Loans                                    $ 1,607    1,449    $ 3,146    2,887
        Securities                                   588      455      1,162      855
        Federal funds sold and other                  32       35         45       69
                                                 -------    -----     ------    -----
           Total interest income                   2,227    1,939      4,353    3,811

Interest expense:
        Deposits and escrow accounts                 852      778      1,654    1,549
        Borrowings                                   137       --        215       --
                                                 -------    -----     ------    -----
           Total interest expense                    989      778      1,869    1,549
           Net interest income                     1,238    1,161      2,484    2,262

           Provision for loan losses                  15       30         30       60
                                                 -------    -----     ------    -----
           Net interest income after provision     1,223    1,131      2,454    2,202

Noninterest income:
        Service charges                              264      103        507      193
        Net gains (losses) on securities sales        --       --        (13)       8
        Other                                        111       13        131       31
                                                 -------    -----     ------    -----
           Total noninterest income                  375      116        625      232

Noninterest expenses:
        Salaries and employee benefits               622      495      1,200      973
        Occupancy and equipment                      236      180        456      344
        Information technology                       153      103        243      189
        Professional fees                            152       55        303      102
        Office supplies, printing and postage         56       50        117       94
        Marketing and advertising                     52       32         88       54
        Director fees                                 27       30         69       61
        Real estate owned, net                        (2)      19         (9)      44
        Other                                        179       55        297      120
                                                 -------    -----     ------    -----
           Total noninterest expenses              1,475    1,019      2,764    1,981

Income before income taxes                           123      228        315      453
Income tax expense                                    26       81         89      164
                                                 -------    -----     ------    -----

Net income                                       $    97      147     $  226      289
                                                 =======    =====     ======    =====

Basic and diluted earnings per share             $  0.11      (a)     $ 0.26      (a)

(a) Not applicable prior to the Company's July 13, 1999 conversion from mutual to stock form.

See accompanying notes to unaudited, condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                    Six months ended June 30, 2000 and 1999

                             (thousands; unaudited)                 Six months ended June 30,
                                                                         2000       1999
                                                                       --------    ------
Cash flows from operating activities:
        Net income                                                     $    226       289
        Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
              Provision for loan losses                                      30        60
              Net amortization on securities                                 12        19
              Net (gains) losses on securities sales                         13        (8)
              Net (gain) on sale of real estate owned                       (18)       --
              ESOP and restricted stock expense                              17        --
              Depreciation                                                  200       143
              Change in:
                     Accrued interest and other assets                    1,073      (473)
                     Escrow deposits                                       (399)     (382)
                     Other liabilities                                      491       337
                                                                       --------    ------
              Net cash provided by (used in) operating activities         1,645       (15)

Cash flows from investing activities:
        Proceeds from maturity of and principal collected on
              securities available for sale                                  --     6,956
        Proceeds from sale of securities available for sale                 987        --
        Proceeds from maturity of and principal collected on
              securities held to maturity                                   604     2,371
        Purchases of securities available for sale                       (1,000)   (7,989)
        Purchases of securities held to maturity                             --    (4,316)
        Net loan originations and principal collections                  (7,014)      284
        Proceeds from sale of real estate owned                             321        28
        Purchases of premises and equipment, net of disposals              (291)     (187)
        Purchases of life insurance                                      (4,281)       --
                                                                       --------    ------
              Net cash (used in) investing activities                   (10,674)   (2,853)

Cash flows from financing activities:
        Net increase in demand, savings, money market deposits            3,414     6,047
        Net increase (decrease) in time deposits                          1,568      (213)
        Net (decrease) in short-term borrowings                            (450)       --
        Increase in long-term borrowings                                  4,000        --
        Purchase of common stock by ESOP                                    (50)       --
        Purchases of treasury stock                                        (122)       --
        Dividends on common stock                                           (28)       --
                                                                       --------    ------
              Net cash provided by financing activities                   8,332     5,834

Net increase (decrease) in cash and cash equivalents                       (697)    2,966
Cash and cash equivalents at beginning of year                            6,450     6,607
                                                                       --------    ------
Cash and cash equivalents at end of period                             $  5,753     9,573
                                                                       ========    ======

Supplemental cash flow information:
        Cash paid during the period for:
              Interest                                                 $  1,828     1,546
              Income taxes                                                   55       100
        Non-cash investing and financing activities:
              Fair value change, securities available for sale               (7)     (445)
              Transfer of loans to real estate owned                        110        81

See accompanying notes to unaudited, condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2000

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

(2)   1999 Reorganization and initial public offering

      Prior to July 13, 1999, the Bank operated as a mutually owned, state chartered savings bank. To facilitate the institution's conversion to stock form, both a mutual holding company and bank holding company were formed in mid 1999. Under the reorganization, the Bank became a wholly owned subsidiary of Oswego County Bancorp, Inc. which in turn became a subsidiary of Oswego County MHC (MHC). On July 13, 1999, 399,500 shares of the Company's common stock were sold in an initial public offering, and 15,980 shares were contributed to the Oswego County Charitable Foundation. Net proceeds from the offering amounted to approximately $3.0 million, and MHC retained a majority interest (471,750 shares) in the Company. An Employee Stock Ownership Plan (ESOP) was also formed, and it acquired 31,960 shares of the Company's common stock through January 2000. The ESOP has no immediate plans to acquire additional shares.

(3)   Earnings per share

      Basic and diluted earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding (852.0 and 854.8 thousand, respectively) during the three- and six-month periods ended June 30, 2000. No dilutive common stock equivalents were outstanding during either period.

(4)   Comprehensive income (loss)

      The components of comprehensive income (loss) for the three and six-month periods ended June 30, 2000 and 1999 are as follows.

                                                        Quarter ended June 30,      Six months ended June 30,
                                   (thousands)            2000          1999            2000          1999
                                                     ------------- -------------   ------------- -------------
Net income                                           $         97           147    $        226           289
Other comprehensive income, net of taxes:
    Change in net unrealized loss on
      securities available for sale                            21          (211)            (12)         (262)
    less:  Reclassification adjustment for
          securities (gains) losses
          included in net income                               --            --               8            (5)
                                                     ------------  ------------    ------------  ------------
Total other comprehensive income (loss)                        21          (211)             (4)         (267)
                                                     ------------  ------------    ------------  ------------
Total comprehensive income (loss)                    $        118           (64)   $        222            22
                                                     ============  ============    ============  ============

(5)   Certain second quarter 2000 events

      At its April 20, 2000 annual meeting of shareholders, the Company announced its first dividend of $.03 per share payable on or about May 15th. OCB intends to consider the payment of dividends on a quarterly basis, and declared its second $.03 dividend on July 20, 2000, payable on or about August 14th to shareholders of record as of July 28, 2000.

      A limited share buyback program was also announced on April 20th, covering up to 5% of the Company's outstanding common stock, subject to market conditions. Through July 2000, 13,500 shares were repurchased.

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

      At the April meeting, shareholders also approved a reduction in the number of authorized shares of preferred and common stock to 500,000 and 3,000,000 shares, respectively. The reduced number of authorized shares is expected to meet the Company's requirements in the foreseeable future and will correspondingly reduce certain franchise taxes.

      In April 2000, the Bank borrowed $4.0 million from the Federal Home Loan Bank of New York for a term of five years at a 7.15% rate of interest. OCSB utilized the funds to support asset growth, including the purchase of life insurance contracts.

(6)   New accounting pronouncement

      In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 entitled "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." Statement 138 addresses a limited number of issues that were causing difficulties for entities in the process of implementing Statement 133, the standard establishing new accounting and reporting requirements for derivative instruments and hedging activities.

Item 2. Management's Discussion and Analysis

FINANCIAL CONDITION: The total assets of Oswego County Bancorp (the Company or
OCB) increased by $8.7 million or 7.1% during the six-month period ended June 30, 2000. Asset growth was funded with a $5.0 million increase in deposits and $4.0 million in new long-term borrowings. Shareholders' equity of $14.3 million at June 30, 2000 was virtually unchanged from December 31, 1999.

Total investment securities decreased slightly (1.7%) during the six-month period due to the sale and maturity of a limited number of issues. The composition of OCB's securities portfolios is summarized below.

                                                                  June 30,     December 31,
                                      (thousands)                     2000            1999
                                                               ------------    ------------
     Securities available for sale (fair value)
     -----------------------------
U.S. Government agency bonds                                   $    20,192          20,202
Federal Home Loan Bank and other capital stock                         632             632
                                                               ------------    ------------
                                                                    20,824          20,834

     Securities held to maturity (amortized cost)
     ---------------------------
U.S. Government agency bonds                                         4,996           4,995
Corporate bonds                                                      4,234           4,490
Municipal securities                                                 3,678           3,681
Mortgage-backed securities                                           2,787           3,141
                                                               ------------    ------------
                                                                    15,695          16,307

                          Total securities                     $    36,519          37,141
                                                               ============    ============

Loans increased by $6.9 million or 9.4% during the first half of 2000 as the Company added $3.3 million of residential mortgages, $1.0 million of commercial mortgage loans and $2.4 million of commercial business loans. Residential loans were generated by the Company's retail banking offices and through purchases of newly originated loans from a real estate firm operating in a nearby community outside OCB's primary market area. The purchased residential loans were underwritten by the Company under its normal credit standards. As a result of commercial loan originations during the first half of 2000, commercial business loans now account for 10.4% of the total loan portfolio. Such loans typically carry higher rates of interest than certain other loan products, and many of the loans carry interest rates that vary with changes in the prime rate. Loan balances by category are presented in the table that follows.

                          Loans
                          -----                         June 30,        December 31,
                                    (thousands)             2000                1999
                                                   --------------     ---------------
              Residential mortgage
                and home equity                    $      58,867              55,594
              Commercial mortgage                          8,877               7,857
              Commercial                                   8,279               5,903
              Consumer                                     3,950               3,744
                                                   --------------     ---------------

                       Total loans                 $      79,973              73,098
                                                   ==============     ===============

OCB purchased life insurance policies on the lives of its directors during the first six months of 2000 for $4.3 million. The policies provide the Company with non-taxable income through anticipated increases in cash values.

The Company's deposits increased by $5.0 million or 5.0% in the first half of 2000, reflecting the continued growth of OCB's newly opened (in August 1999) North Syracuse branch office and success in generating customer deposits from its four established locations. The institution has been able to improve upon its base of core deposits that continues to be strong relative to peers in its industry.

In April of the current year, OCB borrowed $4.0 million from the Federal Home Loan Bank of New York for a term of five years and for a 7.15% fixed rate of interest.

OCB's overall equity position at the midpoint of 2000 approximated the Company's total equity at December 31, 1999. An increase in retained earnings produced by net income was offset by dividends and by the purchase of 13,500 common shares for treasury and 5,500 shares for the Company's employee stock ownership plan. While no further purchases are planned at this time for the ESOP, OCB's Board of Directors has authorized the purchase of approximately 30,900 additional common shares for treasury, subject to market conditions.

OCB has continued to benefit from actions in recent years designed to improve credit quality and to resolve problem loan situations. In the first half of 2000, nonperforming assets were further reduced to 1.12% of total assets, down from 1.28% at year-end 1999. At the same time, OCB's allowance for loan losses has been maintained approximately equal to the year-end level. A summary of the Company's nonperforming assets and related ratios follows.

                              Nonperforming assets           June 30,        December 31,
                              --------------------               2000                1999
                          (dollars in thousands)       ---------------     --------------
              Nonaccrual loans                         $        1,162              1,064
              Restructured loans                                  250                250
                                                       ---------------     --------------
                Nonperforming loans                             1,412              1,314
              Other real estate                                    62                255
                                                       ---------------     --------------

                Nonperforming assets                   $        1,474              1,569
                                                       ===============     ==============

              Nonperforming assets
                 to total assets                                1.12%              1.28%
              Allowance for loan losses
                 to nonperforming loans                        75.78%             81.35%

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

FIRST-HALF OPERATING RESULTS: Net income amounted to $226 thousand in the first half of 2000, compared to $289 thousand in the first six months of 1999. While total revenues improved by 23.1%, expense increases attributable to a branch opening in mid 1999, facility and computer system enhancements, and costs of operating as a publicly held company produced an overall reduction in earnings as compared to the prior year. Return on equity was 3.19% in the first half of 2000 versus 4.94% in the year earlier period. Return on assets amounted to 0.36% in 2000 compared to 0.52% in the 1999 period.

The $222 thousand improvement in net interest income between the two first-half periods was achieved through growth in earning assets and by increasing the excess of earning assets over interest-bearing liabilities. The Company's interest rate spread in the first half of 2000, 3.71%, was .08% lower than in 1999 due to utilizing borrowings as a funding source in the current year. Borrowings typically carry higher rates than many deposit products but may be employed profitably to fund asset growth. Such growth may produce greater net interest income even though the overall spread percentage is reduced. Additionally, OCB's interest rate spread tends to benefit in a rising rate environment, such as experienced in 2000, from its substantial portfolios of adjustable rate loans and from a significant volume of savings accounts that are less sensitive to interest rate movements. Excluding the effect of borrowings, the spread between average rates on the Company's earning assets and interest-bearing deposits increased during the first half of 2000.

Growth in earning asset balances since the year-ago six-month period played a large part in the increase experienced in net interest income. Average loan balances rose by $3.5 million as commercial loans increased from $0.4 million in 1999 to $7.1 million in the 2000 period. That increase was partially offset by lower average residential mortgage loan balances which decreased from $59.6 million in 1999 to $56.1 million in 2000, as customers paid off and refinanced adjustable rate mortgages in the relatively low interest rate environment prevalent in early and mid-1999.

Subsequent to the first half of 1999, OCB added $9.0 million, on average, to its investment securities portfolios. OCB's portfolio of U.S. Government agency securities that are classified as available for sale increased by $7.1 million between the first half of 1999 and the same period in 2000. The Company also added to its municipal bond holdings during the year, increasing that portfolio from $2.2 million in the 1999 period, on average, to $3.7 million in 2000.

Asset growth during the past year was funded with stock offering proceeds ($3.0 million), deposit growth ($4.1 million) and $6.9 million in average borrowings from the Federal Home Loan Bank of New York. OCB's net interest income has benefited from higher average levels of demand and savings deposits which increased by $3.2 million from the first half of 1999 to the same period in 2000. Such deposits are desirable because they tend to promote ongoing customer relationships and because they generally carry lower or no rates of interest. The Company attributes deposit growth during the past year to OCB's new branch office in North Syracuse and to the development and promotion of deposit products. A further analysis of changes in net interest income is provided in the table that follows.

                    NET INTEREST INCOME, RATES AND BALANCES

                           Six Months Ended June 30,
                           -------------------------

                                                          Interest               Yields/Rates          Average balances
                                                   -----------------------  ----------------------  ----------------------
         (dollars in thousands)                        2000        1999        2000        1999        2000         1999
                                                   ----------   ----------  ----------  ----------  ----------  ----------

Interest earning assets:
Loans, gross (a)                                   $    3,146        2,887       8.38%       8.11%  $   75,286     71,803
Securities, at amortized cost                           1,162          855       6.20%       6.03%      37,615     28,614
Federal funds sold & other                                 45           69       6.37%       4.08%       1,416      3,408
                                                   ----------   ----------  ---------   ---------   ----------  ---------
  Total interest earning assets                         4,353        3,811       7.64%       7.40%     114,317    103,825

Noninterest earning assets                                                                              10,785      7,855
                                                                                                    ----------  ---------
  Total assets                                                                                      $  125,102    111,680

Interest bearing liabilities:
Savings, now, money market (b)                            631          592       2.54%       2.45%  $   49,853     48,696
Time deposits                                           1,023          957       5.30%       5.10%      38,720     37,865
Borrowings                                                215                    6.28%                   6,861
                                                   ----------   ----------  ---------   ---------   ----------  ---------
  Total interest bearing liabilities                    1,869        1,549       3.93%       3.61%      95,434     86,561

Noninterest bearing deposits                                                                            13,855     11,810
Other noninterest liabilities                                                                            1,615      1,505
                                                                                                    ----------  ---------
  Total liabilities                                                                                    110,904     99,876
Shareholders' equity                                                                                    14,198     11,804
                                                                                                    ----------  ---------
  Total liabilities & equity                                                                        $  125,102    111,680
Net interest income                                $    2,484        2,262
Excess of earning assets
  over interest bearing liabilities                                                                 $   18,883     17,264
Interest rate spread                                                             3.71%      3.79%
Net interest margin (c)                                                          4.36%      4.39%

(a) Includes nonaccruing loans.
(b) Includes escrow deposits.
(c) Net interest income divided by average interest-earning assets.
(d) No tax equivalent adjustments were made.

The provision for loan losses represents the amount added to the related allowance to maintain a level sufficient to absorb losses inherent in the loan portfolios. Based on improvement in the quality of the portfolios during the past year, the provision in the first half of 2000 was decreased to $30 thousand from $60 thousand in the comparable period of the prior year. Net charge-offs have been reduced since the prior year period, amounting to $29 thousand in the first half of 2000. Further information regarding the allowance for loan losses is provided in the table below.

                          Allowance for loan losses
                          -------------------------             Six months ended June 30,
                                      (thousands)                      2000           1999
                                                               -------------  -------------
              Balance, beginning of period                     $      1,069          1,068
                 Provision for loan losses                               30             60
                 Charge-offs                                            (66)           (56)
                 Recoveries                                              37             12
                                                               -------------  -------------

              Balance, end of period                           $      1,070          1,084
                                                               =============  =============

              Net charge-offs (annualized) to average loans           0.08%          0.12%
              Allowance to ending loans                               1.34%          1.51%

Service charge income increased to $507 thousand in the first half of 2000 from $193 thousand in the 1999 period. The Company has been attempting to increase revenues from noninterest sources and has obtained this 163% improvement by enhancing services available primarily to deposit customers and by revising fee structures for existing services. In concert with others in the industry, OCB has also attempted to limit the utilization of fee waivers. One program available to demand deposit customers permits processing aggregate overdrafts of up to $300 for a per-check fee. This program has resulted in higher fee revenue and also has generated a lesser increase in charge-offs related to overdrafts not made good by customers. Such charge-offs are included in operating expenses.

Total operating expenses rose from $2.0 million in the first half of 1999 to $2.8 million in 2000. This 39.5% increase reflects the opening of a fifth branch office in August of 1999, the ongoing cost of equipment and software upgrades associated with year 2000 enhancements, and professional fees and other costs relating to OCB's activities as a publicly held entity. The Company's initial public offering was completed in July 1999. Furthermore, certain facility improvements designed to enhance the attractiveness to customers and the efficiency of facilities were completed in 1999, producing higher levels of depreciation expense in the current year. Consistent with the reduction in problem real estate loans and assets, the net cost of carrying and disposing of foreclosed properties decreased to a credit of $9 thousand in the year 2000 six-month period from expense of $44 thousand in 1999.

OCB's income tax expense decreased in the first half of 2000 to $89 thousand from $164 thousand in the 1999 period. This 45.7% decrease was the result of a 30.5% decrease in pretax income and the effect of holding a larger portfolio of tax exempt municipal securities in the current year. Furthermore, earnings on life insurance policies purchased in 2000 are non-taxable.

SECOND QUARTER OPERATING RESULTS: The Company earned $97 thousand in the second quarter of 2000, compared to $147 thousand in the year-ago quarter. Net interest income improved and noninterest revenues grew significantly, while operating expenses were also substantially higher.

The 6.6% increase in net interest income resulted mainly from $10.8 million of growth in OCB's average earning assets. The loan portfolio advanced by $4.8 million while investment securities were $7.8 million higher. The Company has continued to add to its commercial loan portfolio, increasing it from $0.4 million on average in the 1999 quarter to $7.7 million in the most recent quarter. The residential mortgage portfolio was $2.2 million lower than in the second quarter of 1999, reflecting somewhat elevated prepayment levels in early-to-mid 1999. While the spread between average interest rates on earning assets and deposits increased in comparison to the prior year quarter, the Company's overall spread decreased by 0.15% to 3.67% due to the addition of borrowings as a funding source. Long-term borrowings at June 30, 2000 totaled $9.0 million, including a $4.0 million advance obtained from the Federal Home Loan Bank of New York in April of the current year. Additional information regarding the components of OCB's net interest income, spread and margin is presented in the table below.

                    NET INTEREST INCOME, RATES AND BALANCES

                             Quarter Ended June 30,
                             ----------------------

                                                          Interest               Yields/Rates          Average balances
                                                   -----------------------  ----------------------  ----------------------
         (dollars in thousands)                        2000        1999        2000        1999        2000         1999
                                                   ----------   ----------  ----------  ----------  ----------  ----------

Interest earning assets:
Loans, gross (a)                                   $    1,607        1,449       8.42%       8.01%  $   76,527     71,730
Securities, at amortized cost                             588          455       6.29%       6.15%      37,473     29,669
Federal funds sold & other                                 32           35       6.53%       3.69%       1,965      3,805
                                                   ----------   ----------  ---------   ---------   ----------  ---------
  Total interest earning assets                         2,227        1,939       7.70%       7.39%     115,965    105,204

Noninterest earning assets                                                                              12,302      8,103
                                                                                                    ----------  ---------
  Total assets                                                                                      $  128,267    113,307

Interest bearing liabilities:
Savings, now, money market (b)                            324          306       2.57%       2.47%  $   50,589     49,598
Time deposits                                             528          472       5.41%       5.01%      39,148     37,822
Borrowings                                                137                    6.44%                   8,527
                                                   ----------   ----------  ---------   ---------   ----------  ---------
  Total interest bearing liabilities                      989          778       4.04%       3.57%      98,264     87,420

Noninterest bearing deposits                                                                            14,063     12,453
Other noninterest liabilities                                                                            1,728      1,584
                                                                                                    ----------  ---------
  Total liabilities                                                                                    114,055    101,457
Shareholders' equity                                                                                    14,212     11,850
                                                                                                    ----------  ---------
  Total liabilities & equity                                                                        $  128,267    113,307
Net interest income                                $    1,238        1,161
Excess of earning assets
  over interest bearing liabilities                                                                 $   17,701     17,784
Interest rate spread                                                             3.67%       3.82%
Net interest margin (c)                                                          4.28%       4.43%

(a) Includes nonaccruing loans.
(b) Includes escrow deposits.
(c) Net interest income divided by average interest-earning assets.
(d) No tax equivalent adjustments were made.

Noninterest income increased by 223% in the recent quarter as compared to the year-ago period mainly due to incremental service charge revenue derived from deposit customers. Part of the increase was generated from checking account customers' utilization of an overdraft privilege that was expanded in early 2000. Earnings from life insurance contracts purchased by the Company, mainly in the second quarter of 2000, are also included in the noninterest income category.

Operating expenses increased from $1.0 million in the second quarter of 1999 to $1.5 million in the current year quarter. As discussed with respect to the six-month period, the increase reflects the addition of a fifth branch office, facility and system upgrades during the past year, charge-offs relating to the overdraft checking product and incremental costs of operating as a public company.

The effective rate of income taxes decreased in the most recent quarter as compared to the second quarter of 1999 due to an increase in tax exempt securities and the addition of life insurance policies that produce non-taxable income. The effective rates were 21.1% in 2000 and 35.5% in the 1999 quarter.

FORWARD-LOOKING STATEMENTS: The preceding discussion contains certain forward-looking statements based on current expectations, estimates and projections about the Company's industry, and management's beliefs and assumptions. Words such as anticipates, expects, intends, plans, believes, estimates and variations of such words and expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements. OCB undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or otherwise.

PART II  -  OTHER INFORMATION

            Item 1   LEGAL PROCEEDINGS

                              None

            Item 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

                              None

            Item 3   DEFAULTS UPON SENIOR SECURITIES

                              None

            Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                              None

            Item 5   OTHER INFORMATION

                              None

            Item 6   EXHIBITS AND REPORTS ON FORM 8-K

                        (a)   Exhibits:

                          (27) Financial data schedule

                                 (27.1) Financial data schedule, filed herewith.

                        (b)   Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OSWEGO COUNTY BANCORP, INC.


Date: August 11, 2000               By:    /s/ Gregory J. Kreis
                                          -----------------------------
                                          Gregory J. Kreis
                                          President and Chief Executive Officer


Date: August 11, 2000               By:    /s/ Stephen B. Albright
                                          ------------------------------
                                          Stephen B. Albright
                                          Senior Vice President and Treasurer