Form 10QSB
period 2000-09-30
OSWEGO COUNTY BANCORP INC
filed 2000-11-14
CIK 1075954

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-QSB
                    -----------------------------------------

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                               ------------------

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
                                                      ----------------------

                  Number of shares of common stock outstanding
                            as of September 30, 2000
Class                                                        Outstanding
COMMON STOCK, $.01 PAR VALUE                                   874,324
----------------------------                                   -------

                           OSWEGO COUNTY BANCORP, INC.
                                   FORM 10-QSB
                                      INDEX

Part I  -  FINANCIAL INFORMATION                                        PAGE

          Item 1 - Financial statements (unaudited):

                     Condensed Consolidated Statements of Financial Condition at September 30, 2000 and December 31,
                     1999                                                  1

                     Condensed Consolidated Statements of Income
                     for the three and nine-month periods ended
                     September 30, 2000 and 1999                           2

                     Condensed Consolidated Statements of Cash Flows
                     for the nine-month periods ended September 30,
                     2000 and 1999                                         3

                     Notes to Unaudited Condensed Consolidated
                     Financial Statements                                 4-6

          Item 2  -  Management's Discussion and Analysis                7-15

Part II  -  OTHER INFORMATION

          Item 1  -  Legal Proceedings                                    16

          Item 2  -  Changes in Securities and Use of Proceeds            16

          Item 3  -  Defaults Upon Senior Securities                      16

          Item 4  -  Submission of Matters to a Vote of Security Holders  16

          Item 5  -  Other Information                                    16

          Item 6  -  Exhibits and Reports on Form 8-K                     16

          Signatures                                                      17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
            Condensed Consolidated Statements of Financial Condition
                    September 30, 2000 and December 31, 1999

                       (thousands, except per share data)                          (unaudited)
                                                                                   September 30,   December 31,
                                    Assets                                             2000            1999
                                                                                     ---------       --------
Cash and due from banks                                                              $   5,095          6,450
Securities available for sale, at fair value                                            21,396         20,834
Securities held to maturity, fair value of $14,109 in 2000
   and $15,829 in 1999                                                                  14,531         16,307

Loans                                                                                   87,012         73,098
Allowance for loan losses                                                               (1,156)        (1,069)
                                                                                     ---------       --------
Loans, net                                                                              85,856         72,029

Real estate owned                                                                           84            255
Premises and equipment, net                                                              3,090          3,056
Accrued interest receivable                                                                990            938
Life insurance owned                                                                     4,372             --
Other assets                                                                             1,761          2,980
                                                                                     ---------       --------

   Total assets                                                                      $ 137,175        122,849
                                                                                     =========       ========
                      Liabilities and Shareholders' Equity
Deposits:
Demand                                                                               $  14,783         13,329
Savings and money market                                                                50,532         49,000
Time                                                                                    40,706         37,789
                                                                                     ---------       --------
   Total deposits                                                                      106,021        100,118

Escrow deposits                                                                          1,120          1,286
Short-term borrowings                                                                    4,400            900
Long-term debt                                                                           9,000          5,000
Other liabilities                                                                        2,085          1,326
                                                                                     ---------       --------
   Total liabilities                                                                   122,626        108,630

Shareholders' equity:
Preferred stock, $0.01 par value, 500,000 shares
   authorized, no shares issued                                                             --             --
Common stock, $0.01 par value, 3,000,000 shares
   authorized, 893,824 issued in 2000; 887,230 in 1999                                       9              9
Additional paid-in capital                                                               3,241          3,182
Retained earnings                                                                       12,120         11,764
Accumulated other comprehensive income (loss)                                             (314)          (498)
Restricted common stock, 5,934 shares                                                      (53)            --
Unallocated common stock held by Employee Stock
   Plan (ESOP), 27,526 shares in 2000; 24,284 in 1999                                     (266)          (238)
Treasury stock (19,500 shares), at cost                                                   (188)            --
                                                                                     ---------       --------
   Total shareholders' equity                                                           14,549         14,219

   Total liabilities and shareholders' equity                                        $ 137,175        122,849
                                                                                     =========       ========

See accompanying notes to unaudited, condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
        Quarters and nine-month periods ended September 30, 2000 and 1999
                  (thousands, except per share data; unaudited)

                                               Three months ended      Nine months ended
                                                  September 30,          September 30,
                                                  2000     1999         2000       1999
                                                 ------   ------       -------    ------
Interest income:
        Loans                                    $1,778    1,405       $ 4,924     4,292
        Securities                                  570      484         1,732     1,339
        Federal funds sold and other                  3       47            48       116
                                                 ------   ------       -------    ------
           Total interest income                  2,351    1,936         6,704     5,747

Interest expense:
        Deposits and escrow accounts                925      789         2,579     2,338
        Borrowings                                  177       --           392        --
                                                 ------   ------       -------    ------
           Total interest expense                 1,102      789         2,971     2,338
           Net interest income                    1,249    1,147         3,733     3,409

Provision for loan losses                            80       30           110        90
                                                 ------   ------       -------    ------
           Net interest income after provision    1,169    1,117         3,623     3,319

Noninterest income:
        Service charges                             292      118           750       311
        Life insurance policy earnings               57       --            90        --
        Net gains (losses) on securities sales       --        3           (13)       11
        Other                                        32       (3)          130        28
                                                 ------   ------       -------    ------
           Total noninterest income                 381      118           957       350

Noninterest expenses:
        Salaries and employee benefits              627      542         1,827     1,515
        Occupancy and equipment                     198      188           654       532
        Information technology                      125      128           368       317
        Professional fees                           130       78           433       180
        Office supplies, printing and postage        45       63           162       157
        Marketing and advertising                    23       56           111       110
        Director fees                                27       32            96        93
        Contributions                                 6      170            36       196
        Real estate owned, net                        2       29            (7)       73
        Other                                       116      105           334       199
                                                 ------   ------       -------    ------
           Total noninterest expenses             1,299    1,391         4,014     3,372

Income (loss) before income taxes                   251     (156)          566       297
Income tax expense (benefit)                         68      (80)          157        84
                                                 ------   ------       -------    ------
Net income (loss)                                $  183      (76)      $   409       213
                                                 ======   ======       =======    ======

Basic and diluted earnings (loss) per share      $ 0.22   ($0.12)(a)   $  0.48    ($0.12)(a)

(a) Earnings or loss per share relates only to the period subsequent to the Company's July 13, 1999 conversion from mutual to stock form.

See accompanying notes to unaudited, condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999
                             (thousands; unaudited)

                                                                            Nine months ended September 30,
                                                                                    2000        1999
                                                                                  --------    -------
Cash flows from operating activities:
        Net income                                                                $    409        213
        Adjustments to reconcile net income to net
            cash provided by operating activities:
              Provision for loan losses                                                110         90
              Net amortization on securities                                            16         24
              Life insurance earnings                                                  (90)        --
              Net (gains) losses on securities sales                                    13        (11)
              Net (gain) on sale of real estate owned                                  (18)        (5)
              ESOP and restricted stock expense                                         28          9
              Depreciation                                                             282        227
              Contribution of common stock to foundation                                --        160
              Change in:
                     Accrued interest and other assets                               1,045        675
                     Escrow deposits                                                  (166)      (275)
                     Other liabilities                                                 759       (530)
                                                                                  --------    -------
              Net cash provided by operating activities                              2,388        577

Cash flows from investing activities:
        Proceeds from maturity of and principal collected on:
              Securities available for sale                                             --      5,941
              Securities held to maturity                                            1,764      3,164
        Proceeds from sale of securities available for sale                            987      2,018
        Purchases of securities available for sale                                  (1,260)   (10,716)
        Purchases of securities held to maturity                                        --     (5,026)
        Net loan originations and principal collections                            (14,069)      (445)
        Proceeds from sale of real estate owned                                        321        133
        Purchases of premises and equipment, net of disposals                         (316)    (1,052)
        Purchases of life insurance                                                 (4,282)        --
                                                                                  --------    -------
              Net cash (used in) investing activities                              (16,855)    (5,983)

Cash flows from financing activities:
        Issuance of common stock                                                        --      3,031
        Net increase in demand, savings, money market deposits                       2,986      2,910
        Net increase (decrease) in time deposits                                     2,917       (550)
        Net increase in short-term borrowings                                        3,500         --
        Increase in long-term borrowings                                             4,000         --
        Purchase of common stock by ESOP                                               (50)      (204)
        Capitalization of Oswego County MHC                                             --       (100)
        Purchases of treasury stock                                                   (188)        --
        Dividends on common stock                                                      (53)        --
                                                                                  --------    -------
              Net cash provided by financing activities                             13,112      5,087

Net (decrease) in cash and cash equivalents                                         (1,355)      (319)
Cash and cash equivalents at beginning of year                                       6,450      6,607
                                                                                  --------    -------
Cash and cash equivalents at end of period                                        $  5,095      6,288
                                                                                  ========    =======

Supplemental cash flow information:
        Cash paid (received) during the period for:
              Interest                                                            $  2,936      2,342
              Income taxes                                                             135        (15)
        Non-cash investing and financing activities:
              Fair value change, securities available for sale                         307       (529)
              Transfer of loans to real estate owned                                   132        300

See accompanying notes to unaudited, condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
         Notes to Unaudited, Condensed Consolidated Financial Statements
                               September 30, 2000

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

(3)   Earnings per share

      Basic earnings per share (EPS) is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is computed by adding to weighted average shares the number potentially issuable under the Company's stock option plan and nonvested shares in a restricted stock plan, under the treasury stock method. For 1999, only earnings or losses subsequent to the Company's July 13 conversion to a stockholder-owned institution are included in EPS computations. Such amount was a loss of $106 thousand for the period beginning July 13 and ending September 30, 1999. The following table summarizes the number of shares utilized in OCB's EPS calculations for the periods covered by these financial statements.

                                       Three months ended   Nine months ended
   Number of shares utilized              September 30,       September 30,
   in per share computations              2000     1999      2000       1999
   -------------------------            -------   -------   -------   -------

For basic earnings (loss) per share     845,539   866,864   851,711   866,864

Added for:
   Stock options                          4,569               1,534
   Restricted stock                         798                 268
                                        -------   -------   -------   -------

For diluted earnings (loss) per share   850,906   866,864   853,513   866,864
                                        =======   =======   =======   =======

(4)   Comprehensive income (loss)

      The components of comprehensive income (loss) for the three and nine-month periods ended September 30, 2000 and 1999 are as follows.

                                         Three months ended   Nine months ended
                                             September 30,       September 30,
             (thousands)                     2000     1999       2000     1999
                                             -----    ----       -----    ----

Net income (loss)                            $ 183     (76)      $ 409     213
Other comprehensive income, net of taxes:
    Change in net unrealized loss on
      securities available for sale            188     (48)        176    (310)
    less:  Reclassification adjustment for
      securities (gains) losses included
      in net income                             --      (2)          8      (7)
                                             -----    ----       -----    ----
Total other comprehensive income (loss)        188     (50)        184    (317)
                                             -----    ----       -----    ----
Total comprehensive income (loss)            $ 371    (126)      $ 593    (104)
                                             =====    ====       =====    ====

(5)   Certain current year events

      The Company paid its first dividend of $.03 per share on May 15, 2000 and indicated that it intends to consider dividends on a quarterly basis. A second $.03 dividend was paid in August, and a third dividend of an equal amount was declared on October 10, payable about November 6 to shareholders of record on October 20, 2000.

      A limited share buyback program was announced in April 2000, covering up to 5% of the Company's outstanding common stock, subject to market conditions. Through October 2000, 19,500 shares were repurchased.

      At the April 20, 2000 annual meeting, shareholders approved stock option and restricted stock plans for the Company covering aggregate grants of up to 39,950 and 11,985 shares, respectively. Stock options granted must have an exercise price equal to the fair market value of the shares on the date of grant, vesting over a period to be established at the time of grant and expiring no later than ten years following the grant date. As a result of shareholder approval of the stock option plan, grants to directors and employees totaling 33,971 shares at an exercise price of $8.875 per share were effective as of March 16, 2000.

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

      In April 2000, the Bank borrowed $4.0 million from the Federal Home Loan Bank of New York for a term of five years at a 7.15% rate of interest. An additional $3.0 million was borrowed from the Home Loan Bank in October 2000 for one year at a rate of 6.51%. The funds were utilized primarily for additions to the loan portfolio and for the purchase of life insurance contracts.

(6)   New accounting pronouncements

      In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 entitled "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." Statement 138 addresses a limited number of issues that were causing difficulties for entities in the process of implementing Statement 133, the standard establishing new accounting and reporting requirements for derivative instruments and hedging activities. The Statement 138 amendment does not alter OCB's expectation that Statement 133 will not have a significant effect on the Company's financial position or results of operations.

      In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 entitled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 140 replaces identically titled No. 125 and carries forward most of 125's provisions without change. It does revise accounting standards for securitizations and certain other transfers of financial assets and collateral. The statement is generally applied prospectively to transactions and servicing activities occurring after March 31, 2001, although provisions with respect to collateral and certain disclosure requirements are effective for fiscal years ending after December 15, 2000. Statement 140 is expected to have no significant effect on OCB's financial position or results of operations.

Item 2. Management's Discussion and Analysis

FINANCIAL CONDITION: The total assets of Oswego County Bancorp, Inc. (OCB or the Company) increased by $14.3 million or 11.7% during the nine-month period ended September 30, 2000. Asset growth was funded with a $5.9 million increase in deposits and $7.5 million in incremental borrowings. Shareholders' equity was $14.5 million at September 30, 2000 compared to $14.2 million at the end of 1999.

Total investment securities decreased by 3.3% during the nine-month period ended September 30, 2000 due to the sale and maturity of a limited number of issues and pay-downs on mortgage-backed bonds. The composition of OCB's securities portfolios is summarized below.

                                                 September 30, December 31,
                   (thousands)                       2000          1999
                                                    -------       ------
     Securities available for sale (fair value)
     -----------------------------
U.S. Government agency bonds                        $20,504       20,202
Federal Home Loan Bank and other capital stock          892          632
                                                    -------       ------
                                                     21,396       20,834

     Securities held to maturity (amortized cost)
     ---------------------------
U.S. Government agency bonds                          3,998        4,995
Corporate bonds                                       4,231        4,490
Municipal securities                                  3,674        3,681
Mortgage-backed securities                            2,628        3,141
                                                    -------       ------
                                                     14,531       16,307

                          Total securities          $35,927       37,141
                                                    =======       ======

Loans increased by $13.9 million or 19.0% during the first three quarters of 2000 as the Company added $8.1 million of residential mortgages, $2.8 million of commercial mortgage loans and $2.2 million of commercial business loans. Residential loans were generated by the Company's retail banking offices and through purchases of newly originated loans from a real estate firm operating in a nearby community outside OCB's primary market area. The purchased residential loans were underwritten by the Company under its normal credit standards. As the result of commercial loan originations during the first nine months of 2000, commercial business loans account for 9.4% of the total loan portfolio at the end of the third quarter. Such loans typically carry higher rates of interest than certain other loan products, and many of the loans have interest rates that vary with changes in the prime rate. Loan balances by category are presented in the table that follows.

                Loans                               September 30,   December 31,
                -----   (thousands)                      2000           1999
                                                        -------        ------
Residential mortgage
  and home equity                                       $63,684        55,594
Commercial mortgage                                      10,674         7,857
Commercial                                                8,143         5,903
Consumer                                                  4,511         3,744
                                                        -------        ------
         Total loans                                    $87,012        73,098
                                                        =======        ======

OCB purchased insurance policies on the lives of its directors during the first half of 2000 for $4.3 million. The policies provide the Company with non-taxable income in the form of estimated cash value increases.

The Company's deposits increased by $5.9 million or 5.9% in the first nine months of 2000, reflecting continued growth in OCB's North Syracuse branch office (opened in August 1999) and success in generating customer deposits from the four established locations. Core deposits (demand, savings and money market) have increased by $3.4 million during the current year.

The Company entered into two new borrowing arrangements in 2000 to provide funds for asset growth. Both were through the Federal Home Loan Bank of New York: $4.0 million in April for a term of five years at 7.15%, and $3.0 million in October for one year at 6.51%.

OCB's total equity increased by $0.3 million during the first nine months of the current year. An increase in retained earnings produced by net income was offset by dividends and by the purchase of 19,500 common shares for treasury and 5,500 shares for the Company's employee stock ownership plan. While no further purchases for the ESOP are planned at this time, OCB's Board of Directors has authorized the purchase of approximately 24,900 additional common shares for treasury, subject to market conditions. Also adding to shareholders' equity during 2000 is the reduction in accumulated other comprehensive loss relating to the market value of securities.

During the first nine months of 2000, OCB's nonperforming assets increased from $1.6 to $1.7 million, and the composition of such assets changed to include more nonaccruing commercial loans and fewer residential and commercial mortgage loans and assets. These changes are consistent with the Company's efforts in recent years to resolve problem mortgage loan situations and to expand commercial business lending. Commercial business loans may involve additional collectibility risks in some cases due to the absence or limited value of collateral. A further discussion of third quarter increases in nonaccruing loans and the provision for loan losses is provided in the section covering nine-month operating results. A summary of the Company's nonperforming assets and related ratios follows.

                 Nonperforming assets               September 30,   December 31,
                 --------------------                     2000          1999
                (dollars in thousands)                  ------         -----
Nonaccrual loans                                        $1,420         1,064
Restructured loans                                         220           250
                                                        ------         -----
  Nonperforming loans                                    1,640         1,314
Other real estate                                           84           255
                                                        ------         -----
  Nonperforming assets                                  $1,724         1,569
                                                        ======         =====
Nonperforming assets
   to total assets                                        1.26%         1.28%
Allowance for loan losses
   to nonperforming loans                                70.49%        81.35%

Future developments with respect to nonperforming assets will depend upon regional and national economic conditions, underwriting judgments and business and personal factors affecting the Bank's customers. Although management considers the Bank's September 2000 loan loss allowance to be adequate, similar factors will determine the sufficiency of the allowance in future periods. In addition, banking regulators' judgments regarding the adequacy of the allowance may differ from management's and further additions may be required.

NINE-MONTH OPERATING RESULTS: Net income amounted to $409 thousand through September 2000, compared to $213 thousand in the first nine months of 1999. Revenues improved by 24.8% as the Company expanded its base of earning assets and developed new programs for generating fee income from customers. Expenses increased by a lesser amount as the result of a branch opening in August 1999, facility and computer system enhancements, and incremental costs of operating as a publicly held company. Return on equity was 3.82% in the first nine months of 2000 versus 2.27% in the year-earlier period. Return on assets amounted to 0.42% in 2000 compared to 0.25% in the 1999 period.

A $324 thousand improvement in net interest income between the two nine-month periods was achieved by growing average loan and investment portfolios by $13.7 million in the aggregate. The Company's interest rate spread through September 2000 was 3.63%, .07% lower than in the 1999 period due to utilizing borrowings as a funding source in the current year. Borrowings typically carry higher rates than many deposit products but may be employed profitably to fund asset growth. Such growth may produce greater net interest income even though the overall spread percentage is reduced. Additionally, OCB's interest rate spread tends to benefit in a rising rate environment, such as experienced in the first half of 2000, from its substantial portfolios of adjustable rate loans and from a significant volume of savings accounts that are less sensitive to interest rate movements. Excluding the effect of borrowings, the spread between average rates earned on assets and paid on interest-bearing deposits increased during the first nine months of 2000, compared to the same period in 1999.

Average loan balances rose by $6.3 million in the first three quarters of 2000 as commercial loans increased from $0.9 million in 1999 to $7.6 million in the current year.

Subsequent to the September 1999 year-to-date period, OCB also added $7.3 million, on average, to its investment securities portfolios. OCB's portfolio of U.S. Government agency securities that are classified as available for sale increased by $6.2 million and the Company's municipal bond holdings grew by $1.1 million.

Average asset growth during the past year was funded with stock offering proceeds ($2.2 million effect), deposit growth ($4.5 million), and $8.2 million in average borrowings from the Federal Home Loan Bank of New York. In addition to originating or acquiring interest earning assets, OCB utilized funds for the purchase of life insurance contracts averaging $2.6 million during the first nine months of 2000.

The Company's net interest income has benefited from higher average levels of demand and savings deposits which increased by $3.1 million from the first three quarters of 1999 to the same period in 2000. Such deposits are desirable because they tend to promote ongoing customer relationships and generally carry lower or no rates of interest. The Company attributes deposit growth during the past year to OCB's newest branch office in North Syracuse and to the development and promotion of deposit products. A further analysis of changes in net interest income is provided in the table that follows.

                     NET INTEREST INCOME, RATES AND BALANCES
                         Nine Months Ended September 30,

                                                 Interest         Yields/ Rates       Average balances
                                             -----------------  -----------------  ----------------------
      (dollars in thousands)                   2000     1999      2000     1999       2000        1999
                                             -------  --------  --------  -------  ----------  ----------
Interest earning assets:
Loans, gross (a)                             $4,924     4,292     8.39%    7.99%   $  78,174      71,827
Securities, at amortized cost                 1,732     1,339     6.18%    5.96%      37,341      30,013
Federal funds sold & other                       48       116     6.74%    4.35%         949       3,564
                                             -------  --------  ------    -----    ----------  ----------
  Total interest earning assets               6,704     5,747     7.67%    7.29%     116,464     105,404

Noninterest earning assets                                                            11,734       8,183
                                                                                   ----------  ----------
  Total assets                                                                     $ 128,198     113,587

Interest bearing liabilities:
Savings, now, money market (b)                  980       908     2.58%    2.47%   $  50,633      49,173
Time deposits                                 1,599     1,430     5.43%    5.05%      39,208      37,829
Borrowings                                      392        --     6.39%      --        8,178          --
                                             -------  --------  ------    -----    ----------  ----------
  Total interest bearing liabilities          2,971     2,338     4.04%    3.59%      98,019      87,002

Noninterest bearing deposits                                                          14,171      12,525
Other noninterest liabilities                                                          1,736       1,512
                                                                                   ----------  ----------
  Total liabilities                                                                  113,926     101,039
Shareholders' equity                                                                  14,272      12,548
                                                                                   ----------  ----------
  Total liabilities & equity                                                       $ 128,198     113,587
Net interest income                          $3,733     3,409
Excess of earning assets
  over interest bearing liabilities                                                $  18,445      18,402
Interest rate spread                                              3.63%    3.70%
Net interest margin (c)                                           4.27%    4.32%

(a)   Includes nonaccruing loans.
(b)   Includes escrow deposits.
(c)   Net interest income divided by average interest-earning assets.
(d)   No tax equivalent adjustments were made.

The provision for loan losses represents an amount added to the related allowance to maintain a level sufficient to absorb losses inherent in the loan portfolios. While net charge-offs through September 2000 were only $23 thousand, the Company increased its provision for losses through the third quarter by 22% ($20 thousand) as compared to 1999, based mainly on loss estimates relating to nonaccruing loans to a commercial borrower in liquidation. The collectible portion of these loans, net of a government agency guarantee and loss allowances provided to date, is estimated to be approximately $325 thousand. Further information regarding the allowance for loan losses is provided in the table below.

                                                           Nine months ended
              Allowance for loan losses                       September 30,
              -------------------------                      2000         1999
                  (thousands)                             -------       ------
Balance, beginning of period                              $ 1,069        1,068
   Provision for loan losses                                  110           90
   Charge-offs                                                (77)         (75)
   Recoveries                                                  54           20
                                                          -------       ------
Balance, end of period                                    $ 1,156        1,103
                                                          =======       ======

Net charge-offs (annualized) to average loans                0.04%        0.10%
Allowance to ending loans                                    1.33%        1.53%

Service charge income increased to $750 thousand in the first nine months of 2000 from $311 thousand in the 1999 period. The Company has been attempting to increase revenues from noninterest sources and produced this 141% improvement by enhancing services available primarily to deposit customers and by revising fee structures for existing services. In concert with others in the industry, OCB has also attempted to limit the utilization of fee waivers. One program available to demand deposit customers permits processing aggregate overdrafts of up to $300 for a per-check fee. This program has been well received by customers and accounts for a major portion of the increase achieved in service charge revenues. Charge-offs relating to overdrafts not made good are recorded as revenue reductions.

In the second quarter of 2000, the Company acquired single premium life insurance policies on the lives of its directors. Earnings on the policies represent the estimated increase in cash value during the period.

Total operating expenses rose from $3.4 million in the first nine months of 1999 to $4.0 million in 2000. Excluding the $160 thousand cost of common stock contributed to a foundation in July 1999, the growth in expenses amounted to 25.0%. The increase reflects the opening of a fifth branch office in August of 1999, the ongoing cost of equipment and software upgrades associated with year 2000 enhancements, and professional fees and other costs relating to OCB's activities as a publicly held entity. The Company's initial public offering was completed in July 1999. Furthermore, certain facility improvements designed to enhance the attractiveness to customers and the efficiency of facilities were completed in 1999, producing higher levels of depreciation expense in the current year. Consistent with the reduction in problem real estate loans and assets, the net cost of carrying and disposing of foreclosed properties decreased to a credit of $7 thousand in the year 2000 from expense of $73 thousand in 1999. OCB also incurred contingent fees in the first nine months of 2000 relating to a profitability study and expects to incur additional fees during the remainder of the year.

OCB's income tax expense increased in the first three quarters of 2000 to $157 thousand from $84 thousand in the 1999 period. The 86.9% increase was mainly the result of a 90.6% increase in pretax income.

THIRD QUARTER OPERATING RESULTS: The Company earned $183 thousand in the third quarter of 2000, compared to a loss of $76 thousand in the year-ago quarter.

The 1999 loss is attributed to a $160 thousand contribution to a charitable foundation at the time of OCB's July 1999 initial public offering. Newly issued common stock was contributed. The substantial improvement in earnings in the most recent quarter, beyond the effect of the 1999 contribution, was the result of an 8.9% increase in net interest income and a 223% increase in noninterest revenues.

Improvement in the quarter's net interest income was achieved mainly by increasing OCB's average earning assets by $12.2 million. The average loan portfolio advanced by $12.1 million while investment securities were $4.0 million higher and federal funds were $3.8 million lower. The Company has continued to add to its commercial loan portfolio, increasing it from $1.9 million on average in the 1999 quarter to $8.4 million in the most recent quarter. Residential mortgage volumes also grew, by $4.8 million, in relation to the 1999 quarter. While the spread between average interest rates on earning assets and deposits increased in comparison to the prior year quarter, the Company's overall spread decreased slightly (by 0.03%) due to the addition of borrowings as a funding source. Average borrowings amounted to $10.8 million in the September 2000 quarter and were not utilized in the 1999 quarter. Additional information regarding the components of OCB's net interest income, spread and margin is presented in the table below.

                     NET INTEREST INCOME, RATES AND BALANCES
                           Quarter Ended September 30,

                                                 Interest        Yields/ Rates        Average balances
                                             ----------------   ---------------    ---------------------
              (dollars in thousands)          2000      1999     2000     1999        2000        1999
                                             ------    ------   ------   ------    ---------    --------
Interest earning assets:
Loans, gross (a)                             $1,778     1,405     8.40%    7.76%   $  83,950      71,874
Securities, at amortized cost                   570       484     6.15%    5.86%      36,793      32,765
Federal funds sold & other                        3        47       nm     4.82%          15       3,871
                                             ------    ------   ------   ------    ---------    --------
  Total interest earning assets               2,351     1,936     7.72%    7.08%     120,758     108,510

Noninterest earning assets                                                            13,632       8,829
                                                                                   ---------    --------
  Total assets                                                                     $ 134,390     117,339

Interest bearing liabilities:
Savings, now, money market (b)                  349       316     2.65%    2.50%   $  52,193      50,111
Time deposits                                   576       473     5.69%    4.97%      40,184      37,758
Borrowings                                      177        --     6.49%      --       10,812          --
                                             ------     -----  -------   ------    ---------    --------
  Total interest bearing liabilities          1,102       789     4.24%    3.56%     103,189      87,869

Noninterest bearing deposits                                                          14,803      13,932
Other noninterest liabilities                                                          1,978       1,526
                                                                                   ---------    --------
  Total liabilities                                                                  119,970     103,327
Shareholders' equity                                                                  14,420      14,012
                                                                                   ---------    --------
  Total liabilities & equity                                                       $ 134,390     117,339
Net interest income                          $1,249     1,147
Excess of earning assets
  over interest bearing liabilities                                                $  17,569      20,641
Interest rate spread                                              3.49%    3.52%
Net interest margin (c)                                           4.10%    4.19%

(a)   Includes nonaccruing loans.
(b)   Includes escrow deposits.
(c)   Net interest income divided by average interest-earning assets.
(d)   No tax equivalent adjustments were made.
nm    not meaningful.

A 223% increase in third quarter noninterest revenues was mainly the result of 147% growth in service charges earned from deposit customers. Much of the increase was generated from checking account customers' utilization of an overdraft privilege that was expanded in early 2000. Earnings from life insurance contracts purchased by the Company, mainly in the second quarter of 2000, are also included in the noninterest income category.

Excluding the 1999 charitable contribution mentioned above, operating expenses increased from $1.2 million in the third quarter of 1999 to $1.3 million in the current year quarter. The increase reflects the addition of a fifth branch office in August 1999, facility and system upgrades during the past year, and incremental costs of operating as a public company.

The effective rates of income tax were 27.1% in the 2000 quarter and 51.3%, a benefit, in the 1999 period. Earnings from the Company's tax exempt securities lower taxes in relation to pretax income and increase tax benefits when there is a pretax loss, as in the third quarter of 1999. In the year 2000, OCB also generated nontaxable income from life insurance policies it owns.

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

                    (b)   Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OSWEGO COUNTY BANCORP, INC.


Date: November 10, 2000            By:   /s/ Gregory J. Kreis
                                         --------------------------------------
                                         Gregory J. Kreis
                                         President and Chief Executive Officer

Date: November 10, 2000            By:   /s/ Stephen B. Albright
                                         --------------------------------------
                                         Stephen B. Albright
                                         Senior Vice President/ Treasurer