Form 10KSB40
period 2000-12-31
OSWEGO COUNTY BANCORP INC
filed 2001-03-30
CIK 1075954

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year December 31, 2000           Commission file number 000-30140

                           OSWEGO COUNTY BANCORP, INC.
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in its Charter)

New York                                                              16-1567491
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

44 East Bridge Street, Oswego, New York                                    13126
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                               (Zip Code)

Issuer's telephone number, including Area Code                    (315) 343-4100

Securities registered under Section 12(b) of the Exchange Act:

                                      None

--------------------------------------------------------------------------------
Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes |X|                 No |_|

      Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |X|

      The Issuer's revenues for its most recent fiscal year are $10,488,000.

      The aggregate market value of the Common Stock held by non-affiliates, computed by reference to the average bid and asked price, as of March 15, 2001, was $3,974,760.

      As of March 15, 2001, there were 849,324 shares of common stock issued and outstanding.

                           OSWEGO COUNTY BANCORP, INC.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Proxy Statement for the 2001 Annual Meeting of Stockholders (Part III, Items 9-12)

                                FORM 10-KSB INDEX

                                                                            PAGE
PART I

     ITEM 1.  DESCRIPTION OF BUSINESS                                         1
     ITEM 2.  DESCRIPTION OF PROPERTY                                        23
     ITEM 3.  LEGAL PROCEEDINGS                                              24
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            24

PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS       24
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      25
     ITEM 7.  FINANCIAL STATEMENTS                                           37
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE                                       37

PART III

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT     37
     ITEM 10. EXECUTIVE COMPENSATION                                         37
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT                                                     37
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 37
     ITEM 13. EXHIBITS, LIST AND REPORTS                                     38

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

      Since 1990, Oswego County has experienced a population growth rate of 0.5%, which is well below the national average, while Onondaga County's population has declined 2.3%. The 2000 population census for Oswego and Onondaga Counties were 122,000 and 458,000, respectively. Syracuse, New York is located within Onondaga County. Some significant job losses in Oswego County in the early 1990s contributed to a declining real estate market and a relatively high unemployment rate. While the local economy has been stable in recent years, it has not enjoyed the robust economic conditions experienced in other parts of the nation.

      Local banking competition is substantial with several other savings institutions headquartered in the counties served by the Company. Additionally, branches of money center banks, large regional banks, and certain other community banks operate within Oswego and Onondaga Counties.

Lending Activities

      General. At December 31, 2000, the Company's total loans amounted to $87.1 million. Net of the $1.1 million allowance for loan losses, loans were $86.0 million at December 31, 2000 representing 63.0% of total assets. The Company offers the following types of loans: single-family residential, home equity, commercial real estate, commercial business and consumer loans. At December 31, 2000, $64.0 million or 73.5% of total loans consisted of residential mortgage and home equity loans. Commercial mortgage loans totaled $10.8 million on that date, representing 12.4% of total loans. Commercial loans totaled $7.7 million and consumer loans totaled $4.7 million at December 31, 2000.

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

      A New York-chartered savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2000, the Bank's limit on loans to one borrower was $2.1 million.

      Loan Portfolio. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                               At December 31,
                                               ---------------
                                         2000                       1999
                                         ----                       ----
                                 Amount          %          Amount          %
                                 ------         ---         ------         ---
                                           (Dollars in Thousands)
Residential mortgages and
   home equity loans            $ 63,979       73.47%      $ 55,594       76.05%
Commercial mortgages              10,762       12.36          7,857       10.75
Commercial loans                   7,651        8.79          5,903        8.08
Consumer loans                     4,689        5.38          3,744        5.12
                                --------      ------       --------      ------
Total loans                       87,081      100.00%        73,098      100.00%
                                              ======                     ======
Allowance for loan losses         (1,121)                    (1,069)
                                --------                   --------
Net loans                       $ 85,960                   $ 72,029
                                ========                   ========

      Loans Due or Adjusting After One Year. The following table sets forth the dollar amount of all loans, before net items, due or adjusting after one year from December 31, 2000. The table lists the total loans in each category as well as those with fixed interest rates and those with floating or adjustable interest rates.

                                                        Floating or
                                          Fixed-Rate  Adjustable-Rate     Total
                                          ----------  ---------------     -----
                                                       (Dollars in
                                                        Thousands)
Residential mortgages and
   home equity loans                       $22,460        $11,055        $33,515
Commercial mortgages                         1,290          5,924          7,214
Commercial loans                             2,507            383          2,890
Consumer loans                               3,112             17          3,129
                                           -------        -------        -------

  Total                                    $29,369        $17,379        $46,748
                                           =======        =======        =======

      Origination, Purchase and Sale of Loans. The lending activities of the Company are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors, management, secondary market investors such as Freddie Mac and private mortgage insurance companies. The Company obtains loan originations from a variety of sources, including referrals from real estate brokers, developers, builders, existing customers, newspaper, radio and walk-in customers. Loan applications are taken by lending personnel, and the loan origination department supervises the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent outside appraisers licensed in New York State. The Company requires borrowers to obtain hazard insurance on any property securing a loan, and title insurance is normally required on all newly originated mortgage loans.

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

      Historically, the Company has originated substantially all of the loans in the portfolio and held them until maturity. However, in early 1998, because of customer preference for fixed-rate mortgage loans, the Company began originating long-term, fixed-rate residential mortgage loans with terms conforming to secondary market standards. In 2000 the company began acquiring newly originated residential mortgage loans from a real estate firm operating in a nearby community outside the Company's primary market area. Prior to purchase, these loans are evaluated under the Company's normal underwriting criteria.

      Residential Mortgages and Home Equity Loans. Historically, the Company has concentrated its lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family (one-to-four unit) residences and home equity loans secured by second mortgages on single-family residences. At December 31, 2000, $64.0 million or 73.5% of total loans consisted of such loans.

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

      Adjustable-rate, single-family, residential mortgage loans generally have up to 30-year terms and an interest rate which adjusts every year or three years in accordance with a designated index (currently the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year or three years, respectively, as made available by the Federal Reserve Board). The Company generally does not offer deeply discounted interest rates. Loans generally have a cap on the amount of any increase or decrease in the interest rate during the applicable adjustment period, and various caps, depending on when the loan was originated, on the amount which the interest rate can increase or decrease over the life of the loan. Adjustable-rate loans currently being originated are not assumable without the Company's consent, and do not contain prepayment penalties. The company has not engaged in the practice of establishing a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Management believes that these risks, which have not had a material adverse effect on the Company to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Approximately $52.9 million or 82.7% of the permanent residential mortgage loans in the loan portfolio at December 31, 2000 had adjustable interest rates.

      The demand for adjustable-rate loans in the Company's primary market area has been a function of several factors, including the level of interest rates, the expectations for changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. Through mid 1999, interest rate levels were conducive to originations of the Company's fixed rate residential mortgages. As interest rates continued to rise in the latter part of 1999 and in 2000, borrowers have preferred adjustable rate loans and originations of such loans continued to increase during 2000.

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

      Home equity loans are originated for up to 80% of the appraised value, less the amount of any existing prior liens on the property. The Company secures home equity loans with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. There is a maximum term of ten years on fixed-rate and 15 years on adjustable-rate home equity loans. At December 31, 2000, home equity loans totaled $1.1 million or 1.3% of total loans. The Company also offers home equity lines of credit in amounts of up to 80% of the appraised value, or 90% if the Company already has a first lien on the property, less the amount of existing prior liens. At December 31, 2000, home equity lines of credit totaled $1.4 million or 1.6% of total loans.

      Consumer Loans. The Company makes loans for a wide variety of personal or consumer purposes. At December 31, 2000, $4.7 million or 5.4% of total loans consisted of consumer loans. The Company originates consumer loans in order to provide a full range of financial services to customers and because such loans generally have shorter terms and higher interest rates than single-family residential mortgage loans. The consumer loans offered include loans secured by deposit accounts, automobile loans, recreational vehicle loans, boat loans and other miscellaneous secured and unsecured personal consumer loans.

      Loans secured by deposit accounts amounted to $170,000 or 0.2% of total loans at December 31, 2000. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is typically equal to the interest rate paid on the deposit account plus 3%. The Company offers automobile loans on both new and used vehicles, with most of the loans secured by used vehicles. Automobile loans have terms of up to five years and have fixed interest rates. Such loans amounted to $1.8 million or 2.0% of total loans at December 31, 2000. Unsecured personal lines of credit amounted to $1.3 million or 1.5% of total loans at December 31, 2000. Unsecured personal loans amounted to $1.4 million or 1.6% of total loans at December 31, 2000.

      Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Company believes that generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans. Furthermore, consumer loans facilitate the Company's efforts to manage interest rate risk and to provide a full range of services to its customers.

      Commercial Mortgage Loans. At December 31, 2000, $10.8 million or 12.4% of total loans consisted of commercial mortgage loans. The majority of commercial mortgage loans are secured by mixed-use properties (partly commercial and partly residential) and apartment buildings located in the Company's primary market area. Commercial mortgage lending is generally considered to involve a higher degree of risk than single-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally.

      Commercial Business Loans. The Company's portfolio of commercial business loans amounted to $7.7 million at December 31, 2000. The Comapny had not been an active originator of such loans until 1998 when an experienced commercial lending manager joined the Company and began developing and promoting the Company's related loan products. The Company concentrates its efforts on making commercial business loans in amounts of $50,000 to $1.0 million to small and medium-sized entities located in the Company's market area. The Company has targeted commercial business loans for expansion because yields are generally higher, terms are typically shorter and the prevalence of adjustable or floating rates of interest is greater than in certain other types of lending.

      Commercial business loans are generally deemed to involve a greater degree of risk than single-family residential mortgage loans. While commercial business lending is relatively new to the Company, the Company has implemented underwriting, monitoring and collection policies and procedures that management believes to be prudent.

      Loan Origination Fees. In addition to interest earned on loans, the Company receives loan origination fees or "points" on the origination of commercial mortgage loans. Loan points are a percentage of the principal amount of the mortgage loan which is charged to the borrower at the time the loan is originated.

Asset Quality

      General. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Late charges are generally imposed following the tenth day after a payment is due on consumer and commercial loans and the fifteenth day after a payment is due on mortgage loans. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 30 days, the loan and payment history is reviewed and efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, when the account becomes 60 to 90 days delinquent, the Company institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

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

      Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified, under generally accepted accounting principles, as real estate owned until sold. Real estate owned properties are carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). Writedowns to estimated fair value at the time of foreclosure are charged to the allowance for loan losses. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. Adjustments to the carrying value of such properties that result from subsequent declines in fair value are charged to operations in the period in which the decline occurs.

      Non-Performing Assets. The following table sets forth the amounts and categories of the company's non-performing assets at the dates indicated.

                                                             At December 31,
                                                           2000           1999
                                                          ------         ------
                                                          (Dollars in Thousands)
Non-accruing loans:
  Residential mortgages and home equity
      loans                                               $  335         $  888
  Commercial mortgages and loans                             705            139
  Consumer                                                    43             37
                                                          ------         ------
    Total                                                  1,083          1,064
                                                          ------         ------

Restructured commercial mortgage loans                       220            250
                                                          ------         ------
Total non-performing loans                                 1,303          1,314
                                                          ------         ------

Foreclosed assets:
  Residential real estate                                    165            255
  Commercial real estate
     Total                                                   165            255
                                                          ------         ------

Total non-performing assets                               $1,468         $1,569
                                                          ======         ======

Non-performing assets to total assets                       1.08%          1.28%
                                                          ======         ======

      The Company had no accruing loans which were more than 90 days delinquent at December 31, 2000 or 1999. If all non-accruing loans had been current in accordance with their terms during the years ended December 31, 2000 and 1999, additional interest income on such loans would have amounted to approximately $82,000 and $56,000, respectively.

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

      Exclusive of any assets classified as loss which have been fully reserved or charged-off, the Company's classified assets at December 31, 2000 consisted of $422,000 of assets classified as substandard, which represented 0.3% of total assets and $705,000 of assets classified as doubtful, which represent 0.5% of total assets. There were no assets classified as loss at such date.

      Allowance for Loan Losses. At December 31, 2000, the allowance for loan losses amounted to $1.1 million or 1.3% of the total loan portfolio. The Company's loan portfolio consists primarily of residential mortgage, home equity and commercial mortgage loans and, to a lesser extent, consumer loans and commercial loans. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the adequacy of the allowance. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories such as single-family residential mortgages and consumer loans are generally evaluated on an aggregate or "pool" basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in the Company's market area. While the Company uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

      The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated.

                                                         Year Ended December 31,
                                                          2000            1999
                                                          ----            ----
                                                         (Dollars in Thousands)

Total loans outstanding at end of period                $ 87,081       $ 73,098
                                                        ========       ========

Average loans outstanding                               $ 80,594       $ 72,061
                                                        ========       ========

Allowance for loan losses
 at beginning of period                                 $  1,069       $  1,068
   Charge-offs                                              (162)          (157)
   Recoveries                                                 45             38
                                                        --------       --------
   Net charge-offs                                          (117)          (119)

Provision for loan losses                                    169            120
                                                        --------       --------
Allowance for loan losses at end of period              $  1,121       $  1,069
                                                        ========       ========
Allowance for loan losses as a percent of
 total loans outstanding                                    1.29%          1.46%
                                                        ========       ========
Ratio of net charge-offs to average loans
 outstanding                                                0.15%          0.17%
                                                        ========       ========

         The following table presents the allocation of the Company's allowance for loan losses by type of loan at each of the dates indicated.

                                                  At December 31,
                                                  ---------------
                                           2000                      1999
                                           ----                      ----
                                                   Loan                      Loan
                                                 Category                  Category
                                    Amount        as a %      Amount        as a %
                                      of         of Total       of         of Total
                                   Allowance      Loans      Allowance      Loans
                                   ---------      -----      ---------      -----
                                               (Dollars in Thousands)
Residential mortgages and
    home equity loans               $  290        73.47%      $  377        76.05%
Commercial mortgages                   169        12.36          336        10.75
Commercial loans                       382         8.79          134         8.08
Consumer loans                          90         5.38           87         5.12
Unallocated                            190                       135
                                    ------       ------       ------       ------

Total                               $1,121       100.00%      $1,069       100.00%
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

      The largest component of the Company's securities portfolio are securities issued by U.S. government-sponsored agencies which had a carrying value of $22.0 million or 66.2% of the portfolio as of December 31, 2000. As of that same date, the portfolio also included $7.9 million of general obligations of corporations and municipalities and $1.8 million of mortgage-backed securities.

      At December 31, 2000, the Company's securities portfolio had an amortized cost of $33.2 million. The amortized cost of securities classified as held to maturity at December 31, 2000 was $13.3 million with a fair value of $13.2 million. The amortized cost and the fair value of securities available for sale at December 31, 2000 was $19.9 million.

      The following table presents the composition of the Company's securities portfolio at the dates indicated.

                                                             At December 31,
                                                             ---------------
                                                        2000                   1999
                                                        ----                   ----
                                                Carrying   Percent      Carrying   Percent
                                                 Value     of Total      Value     of Total
                                                 -----     --------      -----     --------
                                                          (Dollars in Thousands)
Securities available for sale (fair value):
 Debt securities:
       United States Treasury                    $    --       --%      $    --        --%
       United States Government
         Agency obligations                       18,967     95.51       20,202     96.97
 Equity securities:
       FHLB stocks                                   892      4.49          632      3.03
                                                 -------    ------      -------    ------
Total securities available for sale              $19,859    100.00%     $20,834    100.00%
                                                 -------    ------      -------    ------

Securities held to maturity (amortized cost):
   Debt securities:
      Corporate and municipal
        Securities:                              $ 7,901     59.37%     $ 8,171     50.11%
      Mortgage-backed securities:
       GNMA                                          954      7.17        1,369      8.39
       FNMA                                          846      6.36        1,014      6.22
       FHLMC                                          38      0.29           47      0.29
       Small Business
         Administration                              569      4.28          711      4.36
       United States Government
         Agency obligations                        3,000     22.53        4,995     30.63
                                                 -------    ------      -------    ------

Total securities held to maturity                $13,308    100.00%     $16,307    100.00%
                                                 -------    ------      -------    ------

Total securities                                 $33,167                $37,141
                                                 =======                =======

      The following table presents information regarding the carrying value, weighted average yields and contractual maturities of the Company's debt securities available for sale and debt securities held to maturity, including mortgage-backed securities, as of December 31, 2000. Weighted average yields are based on amortized cost.

                                                                   At December 31, 2000
                              ---------------------------------------------------------------------------------------------------
                                   One Year         More Than One       More Than Five         More Than
                                   Or Less        Year to Five Years  Years to Ten Years       Ten Years            Total
                              ---------------------------------------------------------------------------------------------------
                                        Weighted            Weighted            Weighted             Weighted            Weighted
                              Carrying  Average   Carrying   Average  Carrying   Average   Carrying   Average  Carrying   Average
                                 Value    Yield      Value     Yield     Value     Yield      Value     Yield     Value     Yield
                                 -----    -----      -----     -----     -----     -----      -----     -----     -----     -----
                                                                     (Dollars in Thousands)
Securities available
  for sale (fair value):
   U.S. Government Agency
      obligations              $    --       --    $ 7,084      5.88%  $11,949      6.74%   $    --       --     $19,033     6.41%
                               =======             =======             =======              =======              =======

Securities held to
  maturity (amortized cost):
    U.S. Government Agency
      obligations                   --       --    $ 3,000      6.02%  $    --        --    $    --       --     $ 3,000     6.02%
    Corporate and Municipal                5.75%     3,692      5.77%    2,810      5.44%       900     4.65%      7,902     5.52%
      securities                   500
    Mortgage-backed
      securities                    --       --        147      5.19%    1,138      6.64%     1,121     6.72%      2,406     6.72%
                               -------             -------             -------              -------              -------
        Total due              $   500     5.75%   $ 6,839      5.87%  $ 3,948      5.79%   $ 2,021     5.80%    $13,308     5.85%
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

      At December 31, 2000, the amortized cost of the Company's mortgage-backed securities amounted to $1.8 million, which represented 1.3% of total assets at that date. All of the Company's mortgage-backed securities at December 31, 2000 were insured or guaranteed by Ginnie Mae, Freddie Mac, the Small Business Administration or Fannie Mae, and were classified as held to maturity. Approximately 65% of the Company's mortgage-backed securities had adjustable rates of interest at December 31, 2000.

      Mortgage-backed securities generally yield less than the loans which underlie such securities because of payment guarantees or credit enhancements and fees paid to servicers. Furthermore, mortgage-backed securities are generally more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

Sources of Funds

      General. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, funds are derived from borrowings and principal and interest payments on loans and mortgage-backed securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The company has also financed a portion of its asset growth with borrowings from the Federal Home Loan Bank of New York (FHLB-NY).

      At December 31, 2000 the Company had borrowed $12 million from the FHLB-NY under three separate fixed rate loans. The Company's securities with an amortized cost of $9.2 million at December 31, 2000 are pledged in support of the borrowings.

      The Company also has available lines of credit under the FHLB-NY's overnight and one-month repricing advance programs, amounting to $6.6 million in each case and an overnight plus line of $6.5 million. Interest rates under the one-month program would be subject to daily adjustment. Also available to the Company are up to $5.0 million in collateralized borrowings under an overnight line of credit with a commercial bank.

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

      The following table sets forth the dollar amount of deposits in the various types of programs offered by the Company at the dates indicated.

                                                  December 31,
                                                  ------------
                                         2000                       1999
                                         ----                       ----
                                  Amount         %          Amount         %
                                  ------        ---         ------        ---
                                            (Dollars in Thousands)
Time deposits:
          2.00% - 3.99%          $      7       0.01%      $     42       0.04%
          4.00% - 5.99%            13,959      13.18         33,557      33.52
          6.00% - 7.99%            27,001      25.50          4,190       4.18
                                 --------     ------       --------     ------
       Total time deposits:        40,967      38.69         37,789      37.74
                                 --------     ------       --------     ------
Transaction accounts:
Savings deposits                   44,544      42.07         48,864      48.81
Money market deposits               5,193       4.90            136       0.14
Demand deposits                    15,183      14.34         13,329      13.31
                                 --------     ------       --------     ------
        Total transaction
            accounts               64,920      61.31         62,329      62.26
                                 --------     ------       --------     ------
        Total deposits           $105,887     100.00%      $100,118     100.00%
                                 ========     ======       ========     ======

The following table sets forth the maturities of certificates of deposit with principal amounts of $100,000 or more at December 31, 2000.

Certificates of deposit
maturing in quarter ending:                                        Amount
---------------------------                                        ------
                                                          (Dollars in Thousands)
March 31, 2001                                                     $1,905
June 30, 2001                                                       2,924
September 30, 2001                                                  1,590
After September 30, 2001                                            1,040
                                                                   ------
      Total certificates of deposit with
          balances of $100,000 or more                             $7,459
                                                                   ======

                                   REGULATION

General

      The Bank is a New York-chartered stock savings bank, and its deposit accounts are insured up to applicable limits by the FDIC. The Bank is subject to extensive regulation by both the New York State Banking Department (the "Department") and the FDIC.

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

      The Company and Oswego County MHC, as bank holding companies, are required to file certain reports with, and otherwise comply with, the rules and regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Department. As a publicly held company, the Company is also subject to rules and regulations of the Securities and Exchange Commission ("SEC") under the federal securities laws. Any change in the regulations governing the Bank or the Company, whether by a regulatory agency or through legislation, could have a material adverse impact on the Bank and the Comapny and their operations and stockholders. The following is a summary of laws and regulations applicable to the Bank, the Company and Oswego County MHC.

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

      Deposit Insurance. The Bank's deposits are insured through the FDIC's Bank Insurance Fund. Under the FDIC's risk-based insurance assessment system, annual insurance premiums paid by banks may vary between $0.00 and $0.27 per $100 of insured deposits, depending on the risk classification assigned to each institution. Based on its risk classification, the Bank expects to incur no FDIC deposit insurance premiums for the first half of 2001. However, deposit insurance assessments imposed by the FDIC are subject to change. A second assessment by the FDIC is based on the amount of insured deposits held by an institution irrespective of assigned risk classification. The amount of the Bank's second assessment, which is subject to change by the FDIC on a quarterly basis, was approximately $5,200 for each of the first two quarters of the year 2001.

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

      A bank not meeting one or more of the safety and soundness guidelines may be required to file a compliance plan with the FDIC. In the event that an institution were to fail to submit an acceptable compliance plan or fail in any material respect to implement an accepted compliance plan within the time allowed by the FDIC, the institution would be required to correct the deficiency and the FDIC would also be authorized to: (1) restrict asset growth; (2) require the institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution may pay; or (4) take any other action that would better carry out the purpose of the corrective action. The Bank believes it was in compliance with all such safety and soundness guidelines as of December 31, 2000.

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

      Under certain circumstances, the FDIC can reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2000, the Bank was classified as a "well capitalized" institution.

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

Holding Company Regulation

      Federal Bank Holding Company Regulation. Oswego County MHC and the Company are bank holding companies, subject to comprehensive regulation and regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

      Oswego County MHC and the Company are subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Bank. As of December 31, 2000, the regulatory capital of Oswego County MHC and the Company exceeded these requirements.

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

      New York State Bank Holding Company Regulation. In addition to the federal bank holding company regulations, a bank holding company organized or doing business in New York State also may be subject to regulation under the New York State Banking Law. The term "bank holding company," for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the bank holding company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law. Neither Oswego County MHC nor the Company is a bank holding company for purposes of New York State law.

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

      Management does not currently believe that Oswego County MHC will waive dividends declared by the Company. If Oswego County MHC decides that it is in its best interest to waive a particular dividend to be paid by the Company, and the Federal Reserve Board approves the waiver, then the Company would pay dividends only to minority stockholders, and the amount of the dividend waived by Oswego County MHC would be treated in the manner described above. Oswego County MHC's decision to waive a particular dividend will depend on a number of factors, including Oswego County MHC's capital needs, the investment alternatives available to Oswego County MHC as compared to those available to the Company and regulatory approvals.

      Conversion of Oswego County MHC to Stock Form. New York law, regulations of the Department and the plan of reorganization permit Oswego County MHC to convert from the mutual to the capital stock form of organization (a "conversion transaction"). There can be no assurance when, if ever, a conversion transaction will occur, and the board of trustees of Oswego County MHC has no current intention or plan to undertake a conversion transaction. In a conversion transaction, Oswego County MHC and the Company would merge with and into the Bank with the Bank as the resulting entity, and certain depositors of the Bank would receive the right to subscribe for additional shares of the resulting entity. A conversion transaction may be structured in other ways to comply with applicable regulatory requirements. In a conversion transaction, each share of common stock outstanding immediately prior to the completion of the conversion transaction held by persons other than Oswego County MHC would be automatically converted into and become the right to receive a number of shares of common stock of the resulting entity determined pursuant to an exchange ratio that ensures that after the conversion transaction, the percentage of the to-be-outstanding shares of the resulting entity issued to minority stockholders in exchange for their common stock would be equal to the percentage of the outstanding shares of common stock held by minority stockholders immediately prior to the conversion transaction. An appraiser will assess the value of any assets other than the Company stock held by Oswego County MHC. The value of those assets will cause a reduction in the number of shares issued to minority shareholders in a conversion transaction. The total number of shares held by minority stockholders after the conversion transaction also would be affected by any purchases by those persons in the offering that would be conducted as part of the conversion transaction.

      In addition, if Oswego County MHC is permitted by state and federal regulators to waive dividends it would otherwise be entitled to receive as a stockholder of the Company, the number of shares issued to minority stockholders in a mutual-to-stock conversion would be reduced to reflect the aggregate amount of dividends waived by Oswego County MHC. To date, the Federal Reserve Board has not approved the waiver of dividends by mutual holding companies under its supervision.

Gramm-Leach-Bliley Act

      The Gramm-Leach-Bliley Act ("GLBA"), signed into law on November 12, 1999, permits bank holding companies to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, and insurance (both underwriting and agency). While certain provisions of GLBA became effective upon enactment, or on March 11, 2000, with other provisions become effective in May 2001. As a result, while certain of the provisions of GLBA are summarized below, the overall impact of GLBA on the Company and the Bank cannot be predicted at this time.

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

                           4879 North Jefferson Street
                           Pulaski, New York 13142

                           1930 State Route 3
                           Fulton, New York 13069

                           30 West Utica Street
                           Oswego, New York 13126

                           700 North Main Street
                           N. Syracuse, New York 13212

                            ITEM 3. LEGAL PROCEEDINGS

      The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are expected to be resolved for amounts that would not be material to the Company's financial condition.

                        ITEM 4. SUBMISSION OF MATTERS TO
                            A VOTE OF SECURITYHOLDERS

      None.

                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

      The Common Stock, par value $.01 of the Company ("Common Stock") is traded on the OTC Bulletin Board under the symbol OCSB. At the close of business on December 31, 2000, there were 849,324 shares outstanding, held by approximately 347 shareholders of record. The high bid and low bid prices noted below for the quarters of fiscal 2000 are obtained from the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. During 2000 the Company declared three quarterly dividends which are reflected in the table that follows.

                                                                       Cash
                                            Price Per Share            Dividends
                                         High Bid       Low Bid        Declared
2000
----

First Quarter                               9.00          6.00            --

Second Quarter                              9.88          6.31           .03

Third Quarter                             10.375         10.00           .03

Fourth Quarter                             10.25          9.00           .03

1999
----

Third Quarter                             10.375         10.00            --

Fourth Quarter                             10.25          9.00            --

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      On July 13, 1999, Oswego County Savings Bank reorganized under a mutual holding company structure as a wholly owned subsidiary of Oswego County Bancorp, Inc. (the "Company" or "OCB"), a mid-tier stock holding company that became the majority-owned subsidiary of Oswego County MHC. Contemporaneously with the reorganization, the Company sold in a public offering 399,500 shares of its common stock, par value $.01 ("Company Common Stock") at $10.00 per share, raising net proceeds of $3.0 million. As an integral part of the reorganization and public offering and in furtherance of the Company's commitment to the communities it serves, the Bank and the Company established a charitable foundation known as the Oswego County Charitable Foundation (the "Foundation") and contributed 15,980 shares to the Foundation. The Foundation provides funding to support charitable causes and community development activities, which complement the Bank's existing community activities. In addition, the Company established an Employee Stock Ownership Plan (ESOP) for employees of the Company and the Bank.

      The consolidated financial condition and operating results of the Company are primarily dependent on its wholly owned subsidiary, the Bank, and all references to the Company prior to July 13, 1999, except where otherwise indicated are to the Bank.

General

      The Company's results of operations depend primarily on net interest income, which is the difference between income on interest-earning assets and expense on interest-bearing deposits and borrowings. Interest-earning assets principally consist of loans and securities. The

Company's results of operations also are affected by the provision for losses on loans; the level of its noninterest income; its noninterest expenses, including compensation and benefits, occupancy and equipment expense, real estate owned expense and other expenses and its income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Forward-Looking Statements

      This document contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. The Company's ability to predict results and the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

Comparison of Financial Condition at December 31, 2000 and December 31, 1999

      Total assets increased by $13.6 million or 11.1% to $136.5 million at December 31, 2000 from $122.8 million at December 31, 1999. The increase was primarily due to a $13.9 million or 19.3% increase in loans and the purchase of $4.3 million of bank owned life insurance. Securities held to maturity decreased $3.0 million from $16.3 million to $13.3 million at December 31, 2000. The increase in total assets was funded with a $6.3 million increase in borrowings and a $5.8 million increase in total deposits from $100.1 million at December 31, 1999 to $105.9 million at December 31, 2000.

      The $13.9 million increase in loans during 2000 was the result of an $8.4 million increase in residential mortgages and home equity loans, a $2.9 million increase in commercial mortgages, a $1.7 million increase in commercial loans and a $ 945,000 increase in consumer loans. Residential loans were generated by the Company's retail banking offices and originations through a real estate firm operating in a nearby community outside the Company's primary marketing area. As a result of the Company's strategy to increase commercial lending, commercial loans and commercial mortgages at December 31, 2000 increased to 21.1% of the loan portfolio from 18.8% at December 31, 1999. Commercial loans typically carry higher interest rates than certain other loan products, and many of the loans have interest rates that vary with changes in the prime rate. At December 31, 2000, net loans amounted to $86.0 million or 63.0% of total assets, compared to $72.0 million or 58.6% at December 31, 1999. Loan balances by category are presented in the table that follows:

         Loans                                         At December 31,
         -----                                         ---------------
                                                   2000              1999
                                                -----------------------------
                                                    (dollars in thousands)

Residential mortgages and home                   $ 63,979          $ 55,594
equity loans
Commercial mortgages                               10,762             7,857
Commercial loans                                    7,651             5,903
Consumer loans                                      4,689             3,744
                                                 --------          --------
             Total loans                           87,081            73,098
Allowance for loan losses                          (1,121)           (1,069)
                                                 --------          --------
              Net Loans                          $ 85,960          $ 72,029
                                                 ========          ========

      The Company purchased insurance policies on the lives of its directors in 2000 for $4.3 million. The policies provide the Company with non-taxable income in the form of cash value increases, and serve to fund the Company's obligation under a supplemental retirement plan established for directors in 2000.

      Total investment securities decreased $4.0 million or 10.7%, from $37.1 million at December 31, 1999 to $33.2 million at December 31, 2000. The decrease in securities is the result of the sale and maturity of a limited number of issues and the pay downs on mortgage-backed bonds. Securities represented 24.3% of total assets at December 31, 2000 and 30.2% of total assets at December 31, 1999. The following table sets forth the Company's investment securities portfolios:

                                                              At December 31,

                                                            2000          1999
                                                           -------       -------
                                                          (dollars in thousands)

Securities available for sale (fair value)
 U.S. Government agency bonds                              $18,967        20,202
 Federal Home Loan Bank and other capital stock                892           632
                                                           -------       -------
                                                            19,859        20,834

Securities held to maturity (amortized cost)
 U.S. Government agency bonds                                3,000         4,995
 Corporate bonds                                             4,229         4,490
 Municipal securities                                        3,673         3,681
 Mortgage-backed securities and Small Bus. Admin.            2,406         3,141
                                                           -------       -------
                                                            13,308        16,307

                            Total securities               $33,167        37,141
                                                           =======       =======

      Non-performing assets decreased to $1.2 million at December 31, 2000 from $1.3 million at December 31, 1999. Total non-performing assets as a percentage of total assets decreased to 0.9% at December 31, 2000 from 1.1% at December 31, 1999. At December 31, 2000, the allowance for loan losses equaled $1.1 million representing 1.3% of total loans outstanding and 103.5% of total non-performing loans. At December 31, 1999 the allowance for loan losses was $1.1 million representing 1.5% of total loans outstanding and 100.5% of total non-performing loans. A summary of the Company's non-performing assets and related ratios follows:

 Non-performing assets                                     At December 31,
 ---------------------
                                                        2000              1999
                                                       ------            ------
                                                        (dollars in thousands)

Nonaccrual loans                                       $1,083             1,064
Other real estate                                         165               255
                                                       ------            ------

  Nonperforming assets                                 $1,248             1,319
                                                       ======            ======

Nonperforming assets
  to total assets                                         0.9%              1.1%
Allowance for loan losses
  to nonperforming loans                                103.5%            100.5%

      Future developments with respect to non-performing assets will depend upon regional and national economic conditions, underwriting judgments and business and personal factors affecting the Company's customers. Although management considers the Company's December 31, 2000 loan loss allowance to be adequate, similar factors will determine the sufficiency of the allowance in future periods. In addition, banking regulators' judgments regarding the adequacy of the allowance may differ from management's judgments and further additions may be required.

      Total deposits increased during 2000 by $5.8 million or 5.8% to $105.9 million at December 31, 2000 from $100.1 million at December 31, 1999. Increases were realized in all categories of deposits with time deposits increasing $3.2 million, demand deposits increasing $1.9 million and savings deposits increasing $0.7 million.

      During 2000 the Company entered into two new borrowing arrangements to provide funds for asset growth. Both arrangements were with the Federal Home Loan Bank of New York. In April, the Company borrowed $4.0 million for a five-year term at a fixed rate of 7.15%, and in October, the Company borrowed $3.0 million for one year at a fixed rate of 6.51%.

      Total shareholders' equity was $14.7 million at December 31, 2000, an increase of $0.5 million from December 31, 1999. The increase in shareholders' equity is the result of increases in retained earnings from net income reduced by dividend payments and a reduction in accumulated other comprehensive loss resulting from the increase in market value of securities available for sale. The increase in retained earnings and accumulated other comprehensive loss was partially offset by the purchase of 44,500 shares of treasury stock and the purchase of 5,500 shares of stock for the ESOP, which are presented as a reduction of shareholders' equity.

Results of Operations for the Year Ended December 31, 2000 Versus the Year Ended December 31, 1999

      Net income was $615,000 for the year ended December 31, 2000, compared to $169,000 in 1999. The total of net interest income and noninterest income improved by 22.1% as the Company increased earning assets and developed programs that increased fee income. The increases in net interest income and noninterest income were partially offset by increases in noninterest expenses. Return on average equity improved in 2000 to 4.29% from 1.27% in 1999. Return on average assets also increased in 2000 to 0.47% from 0.15% in 1999.

      Net Interest Income. Net interest income is determined by the average interest rate spread (i.e., the difference between the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $395,000 or 8.6% from $4.6 million in 1999 to $5.0 million in 2000. The increase in net interest income was generated from increased earnings on higher average loan and investment balances at higher interest rates. The increase in interest income was partially offset by increased interest expense which resulted from higher average deposits and borrowings at higher interest rates. The Company's interest rate spread decreased in 2000 by seventeen basis points primarily due to increased use of higher-rate borrowings to fund asset growth. For the year ended December 31, 2000, net interest income increased $156,000 from increases in volume of interest-earning assets and interest bearing liabilities and increased $239,000 from higher rates.

      Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table presents the total dollar amount of interest income from the Company's average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Monthly average balances utilized are not believed to differ significantly from averages based on daily balances. No adjustment for taxable equivalent income on municipal securities was made due to the insignificant impact on rates.

                     NET INTEREST INCOME, RATES AND BALANCES
                             Year Ended December 31,
                             -----------------------

                                                          (dollars in thousands)

                                            Interest           Yields/ Rates         Average balances
                                      -------------------   -------------------     -------------------
                                        2000       1999       2000       1999         2000       1999
                                      --------   --------   -------     -------     --------   --------
Interest earning assets:
Loans, gross (a)                      $  6,801      5,770      8.44%       8.01%    $ 80,594     72,061
Securities, at amortized cost (b)        2,280      1,827      6.19%       5.88%      36,816     31,059
Federal funds sold & other                  69        156      9.24%       5.32%         747      2,930
                                      --------   --------   -------     -------     --------   --------
  Total interest earning assets       $  9,150      7,753      7.74%       7.34%     118,157    106,050
                                      ========   ========   =======     =======

Noninterest earning assets                                                            12,288      8,346
                                                                                    --------   --------
  Total assets                                                                      $130,445    114,396
                                                                                    ========   ========

Interest bearing liabilities:
Savings, NOW, money market (c)        $  1,365      1,222      2.73%       2.47%    $ 49,934     49,445
Time deposits                            2,172      1,909      5.36%       5.05%      40,497     37,780
Borrowings                                 613         17      6.49%       6.03%       9,447        282
                                      --------   --------   -------     -------     --------   --------
  Total interest bearing liabilities  $  4,150      3,148      4.16%       3.60%      99,878     87,507
                                      ========   ========   =======     =======

Noninterest bearing deposits                                                          14,393     12,065
Other noninterest liabilities                                                          1,823      1,482
                                                                                    --------   --------
  Total liabilities                                                                  116,094    101,054
Shareholders' equity                                                                  14,351     13,342
                                                                                    --------   --------
  Total liabilities & equity                                                        $130,445    114,396
Net interest income                   $  5,000      4,605                           ========   ========
                                      ========   ========
Excess of earning assets

  over interest bearing
    liabilities                                                                     $ 18,279     18,543
                                                                                    ========    =======
Interest rate spread                                          3.58%       3.71%
Net interest margin (d)                                       4.23%       4.34%
Average interest-earning assets to
average interesting-bearing                                 118.30%     121.19%
liabilities

(a) Includes nonaccruing loans. Interest is recognized on non-accruing loans only as and when received.
(b) Average balance represents the amortized cost of securities with net unrealized gains or losses available for sales as a component of noninterest-earning assets.
(c) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(d)   Equals net interest income divided by average interest-earning assets.

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

                                                     Year Ended December 31,
                                                          2000 vs 1999
                                                          ------------
                                                 Increase(Decrease)     Total
                                                       Due to          Increase
                                                 Volume       Rate    (Decrease)
                                                 ------       ----    ----------
                                                     (dollars In thousands)

Interest-earning assets:
   Loans                                         $ 709       $ 322      $1,031
   Securities                                      355         453          98
   Short-term investments                         (159)         72         (87)
                                                 -----       -----      ------
     Total interest-earning assets                 905         492       1,397
                                                 -----       -----      ------

Interest-bearing liabilities:
   Savings, NOW and money
      market deposits                               12         131         143
   Time deposits                                   142         121         263
   Borrowings                                      595           1         596
                                                 -----       -----      ------
     Total interest-bearing liabilities            749         253       1,002
                                                 -----       -----      ------

Increase in net interest income                  $ 156       $ 239      $  395
                                                 =====       =====      ======

      Interest Income. Total interest income increased by $1.4 million, or 18.0%, to $9.2 million for 2000 compared to $7.8 million for 1999. The primary reason for the increase in interest income was a $1.0 million increase in interest earned on outstanding loans and a $0.5 million increase in interest income from securities. The average balance of loans increased $8.5 million from $72.1 million in 1999 to $80.6 million in 2000. The average yield on the loan portfolio increased to 8.44% in 2000 from 8.01% in 1999. The increases in the average yield on the loan portfolio resulted from the Company's increase in commercial lending which earns a higher interest rate and increased interest rates on new and adjustable rate loans. The increase in interest income from securities was due primarily to a $5.8 million increase the average balance of securities to $36.8 million for 2000 compared to $31.1 million in 1999. The average yield on the securities portfolio increased to 6.19% in 2000 from 5.88% in 1999.

      Other interest income, which consists of interest on federal funds sold and other short-term investments, was $69,000 in 2000 as compared to $156,000 in 1999. The average amount of federal funds and short-term investments decreased from $2.9 million in 1999 to $0.7 million in 2000.

      Interest Expense. Interest expense, which consisted primarily of interest paid on deposits and borrowings, was $4.2 million in 2000 compared to $3.1 million in 1999. The increase in interest expense for 2000 resulted from increased interest expense on borrowings of $596,000 and increased interest expense on deposits of $406,000. Interest expense on borrowings increased as a result of the Company's decision to finance asset growth with borrowed funds. Deposit interest expense increased as result of volume increases from new deposits and competitive rate increases in a rising rate environment. The Company offers its deposit customers tiered pricing schedules whereby higher balances earn higher rates of interest.

      Provision for Loan Losses. The provision for loan losses was $169,000 in 2000 and $120,000 in 1999. Provisions for loan losses are recorded to maintain the allowance for loan losses at an amount management considers adequate to cover losses which are deemed probable and can be estimated. These provisions were based upon a number of factors, including asset classifications, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, economic trends, industry experience and trends, estimated collateral values and underwriting policies. Net loan charge-offs were $117,000 in 2000 and $119,000 in 1999. At December 31, 2000, the allowance for loan losses equaled $1.1 million, representing 1.3% of total loans outstanding and 103.5% of total non-performing loans. Additional information regarding the allowance for loan losses is provided in the table below:

                                                          For the Year Ended
             Allowance for loan losses                       December 31,
             -------------------------                    2000          1999
                                                        -------        -------
                                                        (dollars in thousands)

Balance, beginning of period                            $ 1,069          1,068
   Provision for loan losses                                169            120
   Charge-offs                                             (162)          (157)
   Recoveries                                                45             38
                                                        -------        -------

Balance, end of period                                  $ 1,121          1,069
                                                        -------        -------

Net charge-offs to average loans                           0.15%          0.17%
   Allowance for loan losses to ending loans                1.3%           1.5%

      Although the Company believes that the allowance for loan losses is adequate, there can be no assurances that additions to such allowance will not be necessary in future periods, adversely affecting results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and the carrying value of non-performing assets based on their judgments about information available to them at the time of their examinations. No assurance can be given as to whether any such agencies might require additional provisions for loan losses in the future. Furthermore, as the Company attempts to increase the amount of loan originations and diversify the types of loans offered, increased future provisions for loan losses may be required.

      Noninterest Income. Noninterest income increased $753,000 to $1.3 million in 2000 compared to $585,000 in 1999. The increase in noninterest income has been generated by the Company's efforts to increase revenues from noninterest sources through revising fee structures and enhancing services. The Company continued efforts to reduce fee and service charge waivers during 2000. Additionally, during 2000 the Company acquired life insurance policies on the lives of its Directors. Net earnings on the life insurance policies result from an increase in cash value of the policies and these earnings are included in other noninterest income.

      Noninterest Expenses. Noninterest expenses increased during 2000 by $446,000, or 9.2%, to $5.3 million compared to $4.9 million in 1999. The primary reasons for the increase was a $332,000 increase in salaries and benefits, a $59,000 increase in occupancy and equipment expenses, a $130,000 increase in professional fees, and a $219,000 increase in other expenses. Partially offsetting these increases were a $160,000 reduction in contribution expense and a $99,000 reduction of real estate owned expense. Higher salary and benefit costs reflect a full year's expense for a new branch that was opened in late 1999 and inflationary increases in benefit expenses. The increase in professional fees reflect incremental costs of operating as a public company and costs associated with a profitability study. Other expenses increased primarily due to collection costs related to the recovery of assets. Contribution expense for 2000 was lower due to the 1999 contribution of $160,000 of common stock to the Oswego County Charitable Foundation. Real estate owned expense was lower due to the reduction in problem real estate loans and lower costs related to carrying and disposing of foreclosed properties.

      Income Taxes. Income tax expense for the year ended December 31, 2000, was $244,000 as compared to income tax expense of $37,000 in 1999. The increase in tax expense was primarily caused by the $653,000 increase in income before taxes for the year ended December 31, 2000, as compared to the prior year.

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

      From the early 1980s until early 1998, the Company originated primarily adjustable-rate mortgage loans and did not originate fixed-rate residential mortgage loans with terms over 15 years. Approximately 72% of the Company's single-family residential mortgage loans have interest rates that adjust annually or every three years. The Company's total portfolio of adjustable-rate one-to-four family residential mortgage loans amounted to approximately 82.7% of residential mortgages at December 31, 2000. As long-term interest rates decreased during the 1990s, many customers indicated a preference for fixed-rate residential mortgage loans. In February 1998, the Company began the origination of long-term, fixed-rate one-to-four family residential mortgage loans in order to provide a full range of products to customers, but only under terms, conditions and documentation which allow their sale in the secondary market. However, there were no loans held for sale at December 31, 2000, although future originations may be designated and sold in the secondary markets. In late 1999 and throughout 2000, rising interest rates enhanced the attractiveness of adjustable rate mortgages.

      In order to better match the maturity or repricing of interest-bearing liabilities and interest-earning assets, the Company offers certificates of deposit with terms in excess of one year. At December 31, 2000, $8.7 million or 21.2% of the Company's certificates of deposit mature in more than one year. In the company's efforts to address interest-rate risk, higher rates are paid on longer term and higher balance certificates of deposit.

      The Company considers its savings deposit and money market accounts to be core deposits that are less likely to be withdrawn if interest rates rise. The Company's savings and money market accounts have variable interest rates, and management believes that the interest rates on the accounts can be adjusted to retain a substantial portion of these deposits. Savings and money market accounts amounted to $49.7 million or 47.0% of total deposits at December 31, 2000.

      How Interest Rate Risk Is Measured. Prolonged increases in market rates of interest could adversely affect the interest rate spread and net interest margin. Moreover, prolonged increases in interest rates could adversely affect the demand for residential mortgage loans within the Company's primary market area. The asset and liability management committee regularly reviews interest rate risk. The Company forecasts the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of existing assets, liabilities and off-balance sheet instruments. Such impacts are evaluated against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the Board of Directors.

      The following table sets forth at December 31, 2000 the estimated percentage and dollar change in the Company's net interest income over a four-quarter period and the market value of portfolio equity based on the indicated changes in interest rates. Certain assumptions have been made in preparing the table below. Although management believes these assumptions to be reasonable, the interest rate sensitivity of assets and liabilities and the estimated effects of changes in interest rates on net interest income and the market value of portfolio equity indicated in the following table could vary substantially if different assumptions were used or if actual experience differs from such assumptions.

The following table presents internal calculations of net interest income for a twelve-month period and market value of portfolio equity at December 31, 2000, under varying interest rate scenarios.

                                        Net Interest Income           Market Value of Portfolio Equity
                                      For Twelve-Month Period        Based on December 31, 2000 Balances
                                 ----------------------------------  -----------------------------------
                                               Dollar    Percentage                Dollar     Percentage
Change in Interest               Estimated     Change      Change    Estimated     Change       Change
Rates in Basis Points(1)           Amount    from Base   from Base     Amount     from Base    from Base
------------------------           ------    ---------   ---------     ------     ---------    ---------
                                                         (Dollars in Thousands)
+200                              $ 5,090     $(35)        (0.7)%     $16,632     $(1,856)      (10.0)%
+100                                5,109      (16)        (0.3)       17,520        (968)       (5.2)
Base                                5,125                              18,488
-100                                5,152       27          0.5        21,031       2,543        13.8
-200                                5,186       61          1.2        20,693       2,205        11.9

----------
(1) Assumes an instantaneous uniform change in interest rates. Basis point equals 0.01%.

      Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net interest income and market value of portfolio equity requires the utilization of assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the above table's presentation assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the above table provides an indication of the Company's interest-rate risk exposure at a particular point in time, these measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

Liquidity and Capital Resources

      The Company's liquidity, represented by cash, cash equivalents, securities available for sale and potential borrowings, is a product of its operating, investing and financing activities. The primary sources of funds are deposits and borrowings; the amortization, prepayment and maturity of outstanding loans, securities and other short-term investments; and funds provided from operations. While scheduled payments from the amortization of loans, maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. The Company also utilizes borrowings to fund a portion of its asset growth.

      Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. Such products frequently have short terms (five years or less) or interest rates that adjust at least every three years. funds are utilized to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of investment securities. At December 31, 2000, the Company had outstanding commitments to originate loans of approximately $6.0 million and unused letters of credit of approximately $1.5 million. At December 31, 2000, the Company also had certificates of deposit scheduled to mature in one year or less totaling $32.3 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. It is anticipated that the Company will continue to have sufficient deposit funds and available borrowings to meet its current commitments.

      During 2000, the Company entered into two new borrowing arrangements to provide funds for asset growth. Both arrangements were with the Federal Home Loan Bank of New York (FHLB-NY). In April, the Company borrowed $4.0 million for a five-year term at a fixed rate of 7.15%, and in October the Company borrowed $3.0 million for one year at a fixed rate of 6.51%. At December 31, 2000, the Company had total borrowings from the FHLB-NY of $12.2 million. Also available to the Company are overnight and one-month borrowing facilities with the FHLB-NY, of $6.4 million and $6.6 million respectively, an overnight credit plus line of $6.5 million with the FHLB-NY and a $5.0 million overnight line of credit with a commercial bank.

      The Company and the Bank are subject to various regulatory capital requirements administered by the Federal and New York State banking regulators. Failure to meet minimum capital requirements could result in certain mandatory and discretionary responses by regulators that could have a material effect on the Company's financial condition and results of operations. In addition, the ability of the Company and the Bank to pay dividends is subject to regulations administered by the banking agencies. At December 31, 2000, the Company and the Bank exceeded minimum capital requirements of the agencies and also exceeded levels established for banking organizations considered well capitalized by the regulators. Additional information regarding regulatory capital status is provided in notes to the Company's financial statements.

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

                          ITEM 7. FINANCIAL STATEMENTS

      Index to Financial Statements

      Independent Auditors' Report

      Consolidated Statements of Financial Condition as of December 31, 2000 and 1999

      Consolidated Statements of Income for the Years Ended December 31, 2000 and 1999

      Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000 and 1999

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999

      Notes to Consolidated Financial Statements


                    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                    PART III

      The information required by Items 9, 10, 11 and 12 of this part is presented in the Proxy Statement issued by the Board of Directors in connection with the Annual Meeting of Stockholders to be held on April 19, 2001, which information is hereby incorporated by reference into this Annual Report.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
                     DOCUMENTS FILED AS PART OF THIS REPORT

A.    EXHIBITS

      (3)   Articles of incorporation and by-laws

            (i) Certificate of Incorporation of Oswego County Bancorp, Inc. -- incorporated herein by reference to Exhibit 3.1 on Form SB-2/A, dated May 4, 1999.

            (ii) By-laws of Oswego County Bancorp, Inc. -- incorporated herein by reference to Exhibit 3.2 on Form SB-2/A, dated May 4, 1999.

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

            (iv) By-laws of Oswego County Savings Bank -- incorporated herein by reference to Exhibit 3.4 on Form SB-2/A, dated May 4, 1999.

            (v) Restated Organization Certificate of Oswego County MHC -- incorporated herein by reference to Exhibit 3.5 on Form SB-2, dated December 30, 1998.

            (vi) By-laws of Oswego County MHC -- incorporated herein by reference to Exhibit 3.6 on Form SB-2/A, dated May 4, 1999.

      (4) Instruments defining rights of security holders, including indentures

            (i) Form of Stock Certificate of Oswego County Bancorp, Inc. -- incorporated herein by reference to Exhibit 4.1 on Form SB-2, dated December 30, 1998.

            (ii) Form of Stock Certificate of Oswego County Savings Bank -- incorporated herein by reference to Exhibit 4.2 on Form SB-2/A, dated May 4, 1999.

      (10) Material contracts -incorporated herein by reference to same numbered Exhibits on Form 10-KSB for the year ended December 31, 1999, filed March 30, 2000:

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

            (i)   Oswego County Savings Bank, organized under New York law.

      (23)  Consent of KPMG, LLP.

(B)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2000.

                                   Signatures

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           OSWEGO COUNTY BANCORP, INC.
                           ---------------------------
                                   Registrant

DATE:  March 16, 2001

By: /s/ Gregory J. Kreis                By: /s/ Eugene R. Sunderhaft
   --------------------------------        -------------------------------------
   Gregory J. Kreis                        Eugene R. Sunderhaft
   President and Chief Executive Officer   Senior Vice President and Chief
   (Principal Executive Officer)           Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael R. Brower               By: /s/ Bruce P. Frassinelli
   --------------------------------        -------------------------------------
   Michael R. Brower, Director             Bruce P. Frassinelli, Director
   March 16, 2001                          March 16, 2001


By: /s/ Paul J. Heins                   By: /s/ Paul W. Schneible
   --------------------------------        -------------------------------------
   Paul J. Heins, Director                 Paul W. Schneible, Director
   March 16, 2001                          March 16, 2001


By: /s/ Bernard Shapiro                 By: /s/ Deborah F. Stanley
   --------------------------------        -------------------------------------
   Bernard Shapiro, Director               Deborah F. Stanley, Director
   March 16, 2001                          March 16, 2001


By: /s/ Carl K. Walrath                 By: /s/ Gregory J. Kreis
   --------------------------------        -------------------------------------
   Carl K. Walrath, Director               Gregory J. Kreis, Director
   March 16, 2001                          March 16, 2001

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                        Consolidated Financial Statements

                     Years ended December 31, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Directors
Oswego County Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Oswego County Bancorp, Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oswego County Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                        KPMG LLP

Syracuse, New York
January 26, 2001

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                           December 31, 2000 and 1999
                        (In thousands, except share data)

    Assets                                                                            2000         1999
                                                                                    ---------    ---------
Cash and due from banks                                                             $   7,119        6,450
Securities available for sale, at fair value                                           19,859       20,834
Securities held to maturity, fair value of $13,219 in 2000 and
    $15,829 in 1999                                                                    13,308       16,307

Loans                                                                                  87,081       73,098
    Less allowance for loan losses                                                      1,121        1,069
                                                                                    ---------    ---------

               Loans, net                                                              85,960       72,029
                                                                                    ---------    ---------

Real estate owned                                                                         165          255
Premises and equipment, net                                                             3,053        3,056
Accrued interest receivable                                                               991          938
Bank owned life insurance                                                               4,419           --
Other assets                                                                            1,586        2,980
                                                                                    ---------    ---------

               Total assets                                                         $ 136,460      122,849
                                                                                    =========    =========

                       Liabilities and Shareholders' Equity

Liabilities:
    Deposits:
       Demand                                                                          15,183       13,329
       Savings and money market                                                        49,737       49,000
       Time                                                                            40,967       37,789
                                                                                    ---------    ---------

                                                                                      105,887      100,118

    Escrow deposits                                                                     1,492        1,286
    Short-term borrowings                                                               3,200          900
    Long-term debt                                                                      9,000        5,000
    Other liabilities                                                                   2,149        1,326
                                                                                    ---------    ---------

               Total liabilities                                                      121,728      108,630
                                                                                    ---------    ---------

Commitments and contingencies (note 15)

Shareholders' equity:
    Preferred stock, $0.01 par value, 500,000 and 1,000,000 shares authorized, at
       December 31,2000 and 1999, no shares issued                                         --           --
    Common stock, $0.01 par value, 3,000,000 and 7,500,000  shares authorized
       and 893,824 and 887,230 shares issued at December 31, 2000 and 1999                  9            9
    Additional paid-in capital                                                          3,241        3,182
    Unvested restricted stock awards, 5,604 shares at December 31, 2000                   (50)          --
    Treasury stock, at cost ( 44,500 shares at December 31, 2000)                        (473)          --
    Unallocated common stock held by Employee Stock Ownership
       Plan (ESOP), 26,727 and 24,284 shares at December 31, 2000 and 1999               (259)        (238)
    Retained earnings                                                                  12,303       11,764
    Accumulated other comprehensive loss                                                  (39)        (498)
                                                                                    ---------    ---------

               Total shareholders' equity                                              14,732       14,219
                                                                                    ---------    ---------

               Total liabilities and shareholders' equity                           $ 136,460      122,849
                                                                                    =========    =========

See accompanying notes to consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                        Consolidated Statements of Income

                     Years ended December 31, 2000 and 1999
                        (In thousands, except share data)

                                                                     2000       1999
                                                                   -------    -------
Interest income:
    Loans                                                          $ 6,801      5,770
    Securities                                                       2,280      1,827
    Federal funds sold and other short-term investments                 69        156
                                                                   -------    -------

             Total interest income                                   9,150      7,753
                                                                   -------    -------

Interest expense:
    Deposits and escrow accounts                                     3,537      3,131
    Borrowings                                                         613         17
                                                                   -------    -------

             Total interest expense                                  4,150      3,148
                                                                   -------    -------

             Net interest income                                     5,000      4,605

Provision for loan losses                                              169        120
                                                                   -------    -------

             Net interest income after provision for loan losses     4,831      4,485
                                                                   -------    -------

Noninterest income:
    Service charges                                                  1,055        450
    Net (losses) gains on securities transactions                      (14)         7
    Other                                                              297        128
                                                                   -------    -------

             Total noninterest income                                1,338        585
                                                                   -------    -------

Noninterest expenses:
    Salaries and employee benefits                                   2,454      2,122
    Occupancy and equipment                                            835        776
    Data processing                                                    437        435
    Office supplies, printing and postage                              199        219
    Professional fees                                                  551        421
    Real estate owned, net                                             (14)        85
    Director fees                                                      125        128
    Marketing and advertising                                          145        159
    Contributions                                                       40        200
    Other                                                              538        319
                                                                   -------    -------

             Total noninterest expenses                              5,310      4,864
                                                                   -------    -------

Income before income tax expense                                       859        206

Income tax expense                                                     244         37
                                                                   -------    -------

             Net income                                            $   615        169
                                                                   =======    =======

Basic and diluted income (loss) per share (1)                      $  0.72      (0.17)
                                                                   =======    =======

(1)   1999 includes the period after conversion to stock form

See accompanying notes to consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholders' Equity

                     Years ended December 31, 2000 and 1999
                        (In thousands, except share data)

                                                                                                 Unallocated            Accumulated
                                                                                                   common                 other
                                                               Additional   Unvested               stock                 compre-
                                                     Common     paid-in    Restricted  Treasury    held by  Retained     hensive
                                                     stock      capital      Stock      Stock       ESOP    earnings       loss
                                                     -----      -------      -----      -----       ----    --------       ----
Balance at December 31, 1998                        $    --         --         --         --         --      11,695         (1)

Net proceeds from sale of 399,500 shares
  of common stock in initial public offering              4      3,027         --         --         --          --         --

Initial capital contributions and issuance
  of common stock to Oswego MHC
    (471,750 shares)                                      5         (5)        --         --         --        (100)        --

Charitable contribution of common stock to
  the Oswego County Charitable
    Foundation (15,980 shares)                           --        160         --         --         --          --         --

Acquisition of common stock by ESOP (26,460 shares)      --         --         --         --       (259)         --         --

Allocation of ESOP stock (2,176 shares)                  --         --         --         --         21          --         --

Comprehensive income:
    Net income                                           --         --         --         --         --         169         --

    Net change in the unrealized gain (loss) on
      securities available for sale, net of taxes        --         --         --         --         --          --       (497)


            Total comprehensive loss
                                                    -------      -----        ---       ----       ----      ------      -----

Balance at December 31, 1999                              9      3,182         --         --       (238)     11,764       (498)

Purchase of treasury stock (44,500 shares)               --         --         --       (473)        --          --         --

Cash dividends ($0.09 per share)                         --         --         --         --         --         (76)        --

Issue restricted stock (6,594 shares)                    --         59        (59)        --         --          --         --

Amortization of restricted stock                         --         --          9         --         --          --         --

Acquisition of common stock by ESOP (5,500 shares)       --         --         --         --        (51)         --         --

Allocation of ESOP stock (3,057 shares)                  --         --         --         --         30          --         --

Comprehensive income:
    Net income                                           --         --         --         --         --         615         --

    Net change in the unrealized gain (loss) on
      securities available for sale, net of taxes        --         --         --         --         --          --        459


            Total comprehensive income
                                                    -------      -----        ---       ----       ----      ------      -----

Balance at December 31, 2000                        $     9      3,241        (50)      (473)      (259)     12,303        (39)
                                                    =======      =====        ===       ====       ====      ======      =====
                                                     Total
                                                     -----
Balance at December 31, 1998                        11,694

Net proceeds from sale of 399,500 shares
  of common stock in initial public offering         3,031

Initial capital contributions and issuance
  of common stock to Oswego MHC
    (471,750 shares)                                  (100)

Charitable contribution of common stock to
  the Oswego County Charitable
    Foundation (15,980 shares)                         160

Acquisition of common stock by ESOP (26,460 shares)   (259)

Allocation of ESOP stock (2,176 shares)                 21

Comprehensive income:
    Net income                                         169

    Net change in the unrealized gain (loss) on
      securities available for sale, net of taxes     (497)
                                                    ------

            Total comprehensive loss                  (328)
                                                    ------

Balance at December 31, 1999                        14,219

Purchase of treasury stock (44,500 shares)            (473)

Cash dividends ($0.09 per share)                       (76)

Issue restricted stock (6,594 shares)                   --

Amortization of restricted stock                         9

Acquisition of common stock by ESOP (5,500 shares)     (51)

Allocation of ESOP stock (3,057 shares)                 30

Comprehensive income:
    Net income                                         615

    Net change in the unrealized gain (loss) on
      securities available for sale, net of taxes      459
                                                    ------

            Total comprehensive income               1,074
                                                    ------

Balance at December 31, 2000                        14,732
                                                    ======

See accompanying notes to consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2000 and 1999
                                 (In thousands)

                                                                                           2000        1999
                                                                                         --------    --------
Cash flows from operating activities:
    Net income                                                                           $    615         169
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
          Depreciation                                                                        363         318
          Provision for loan losses                                                           169         120
          Writedown on real estate owned                                                       19          46
          Gain on sale of real estate owned                                                   (31)        (34)
          Net loss (gain) on securities transactions                                           14          (7)
          Net increase in cash surrender value of life insurance                             (137)         --
          Net amortization on securities                                                       17          31
          Deferred income tax benefit                                                         (67)       (160)
          Contribution to foundation                                                           --         160
          ESOP stock released for allocation and amortization of retricted stock               39          21
          Change in:
             Accrued interest receivable                                                      (53)        (82)
             Other assets                                                                   1,155      (1,052)
             Other liabilities                                                                823          37
                                                                                         --------    --------

                     Net cash provided by (used in) operating activities                    2,926        (433)
                                                                                         --------    --------

Cash flows from investing activities:
    Proceeds from maturity of and principal collected on securities held to maturity        2,983       3,428
    Proceeds from sale of securities available for sale                                     2,985       2,019
    Proceeds from maturity of and principal collected on securities available for sale         --       7,440
    Purchases of securities held to maturity                                                   --      (6,039)
    Purchases of securities available for sale                                             (1,260)    (16,328)
    Disbursements for loan originations net of principal collections                      (14,394)     (1,496)
    Proceeds from sale of real estate owned                                                   396         288
    Purchase of bank owned life insurance                                                  (4,282)         --
    Purchases of premises and equipment, net of disposals                                    (360)     (1,129)
                                                                                         --------    --------

                     Net cash used in investing activities                                (13,932)    (11,817)
                                                                                         --------    --------

Cash flows from financing activities:
    Net increase in demand, savings and money market deposits                               2,591       4,012
    Net increase (decrease) in time deposits                                                3,178        (458)
    Net increase (decrease) in escrow deposits                                                206         (33)
    Net increase in short-term borrowings                                                   2,300         900
    Proceeds of long-term debt                                                              4,000       5,000
    Net proceeds from the issuance of common stock                                             --       3,031
    Purchase of common stock by ESOP                                                          (51)       (259)
    Dividends on common stock                                                                 (76)         --
    Purchase of treasury stock                                                               (473)         --
    Capitalization of Oswego MHC                                                               --        (100)
                                                                                         --------    --------

                     Net cash provided by financing activities                             11,675      12,093
                                                                                         --------    --------

Net increase (decrease) in cash and cash equivalents                                          669        (157)

Cash and cash equivalents at beginning of year                                              6,450       6,607
                                                                                         --------    --------

Cash and cash equivalents at end of year                                                 $  7,119       6,450
                                                                                         ========    ========

Supplemental disclosure of cash flow information: Cash paid (received) during the year for:
       Interest                                                                          $  3,453       3,131
       Income taxes                                                                           251          (1)
                                                                                         ========    ========

    Non-cash investing and financing activities:
       Transfer of loans to real estate owned                                            $    294         360
                                                                                         ========    ========

       Adjustment of securities available for sale to fair value, net of taxes           $    459        (497)
                                                                                         ========    ========

See accompanying notes to consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(1) Summary of Significant Accounting Policies

      Oswego County Bancorp, Inc. (the "Parent Company") is the parent company of Oswego County Savings Bank (the "Bank") referred to together as the "Company" (the Company). On July 13, 1999, the Bank reorganized into the mutual holding company form of organization as a wholly owned subsidiary of the Parent Company, a mid-tier stock holding company that became the majority-owned subsidiary of Oswego County MHC (the "MHC"). Contemporaneously with the reorganization, the Parent Company sold 399,500 shares of its common stock at $10.00 per share, raising net proceeds of $3.0 million, after offering costs of $900,000. As an integral part of the reorganization and public offering, the Company established a charitable foundation known as the Oswego County Charitable Foundation (the "Foundation") and contributed 15,980 shares to the Foundation. Contributions expense for 1999 included $160,000 for the fair value of these shares at the contribution date. The Foundation provides funding to support charitable causes and community development activities. In addition, the Company established an Employee Stock Ownership Plan (ESOP) which became effective with the completion of the reorganization.

      The Company provides traditional community banking services for individuals and small-to-medium sized businesses through the Bank's five branches in Oswego and Onondaga counties of New York State. The Bank is subject to regulation by the New York State Banking Department and the Federal Deposit Insurance Corporation (FDIC).

      The accounting and reporting policies of the Company conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant policies are described below.

      (a) Basis of Presentation

            The consolidated financial statements include the accounts of Oswego County Bancorp, Inc. and its subsidiary, Oswego County Savings Bank. All inter-company accounts and transactions have been eliminated in consolidation. The Company utilizes the accrual method of accounting for financial reporting purposes. Amounts in the prior years' consolidated financial statements have been reclassified whenever necessary to conform to the current year's presentation.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

      (b) Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

      (c) Securities

            The Company classifies its securities as either available for sale or held to maturity, as the Company does not hold any securities considered to be trading. Held to maturity securities are those debt securities for which the Company has the positive intent and the ability to hold until maturity. All other securities not included in held to maturity are classified as available for sale.

            Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as accumulated other comprehensive income or loss until realized. Non-marketable equity securities (principally Federal Home Loan Bank Stock) are included in securities available for sale at cost since there is no readily available market value.

            A decline in the fair value of any available for sale or held to maturity security below cost, that is deemed other than temporary, is charged to earnings resulting in the establishment of a new cost basis for the security.

            Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Realized gains and losses on securities are recognized on the trade date and are calculated using the specific identification method for determining the cost of securities sold.

      (d) Loans

            Loans (other than those held for sale) are reported at the principal amount outstanding. Fees and certain direct origination costs related to lending activities are recognized in income as incurred, as the amounts are immaterial.

            Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

            Generally, the Company places all loans that are 90 days or more past due on non-accrual status. In addition, the Company places any loan on non-accrual status if any part of it is classified as doubtful or loss, or if any part has been charged off. When a loan is placed on non-accrual status, total interest accrued and unpaid to date is reversed by a charge to interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

      (e) Allowance for Loan Losses

            The Company's provision for loan losses charged to operations is based upon management's evaluation of the loan portfolio. The allowance for loan losses is maintained at an amount management deems adequate to provide for probable loan losses considering the character of the loan portfolio, economic conditions, analysis of specific loans and historical loss experience. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

            The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts of principal and interest under the original terms of the agreement. Large groups of smaller balance, homogeneous loans such as the Company's residential mortgages, home equity loans and consumer loans are collectively evaluated for impairment. Accordingly, the Company measures impaired commercial mortgages and commercial loans based on the present value of future cash flows discounted at the loan's effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Impairment losses are recognized as a component of the allowance for loan losses.

      (f) Real Estate Owned

            Real estate owned includes property acquired through, or in lieu of, formal foreclosure. Write-downs to estimated fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of cost or fair value, less estimated selling expenses. Adjustments to the carrying value of such properties that result from subsequent declines in fair value are charged to operations in the period in which the declines occur.

      (g) Premises and Equipment

            Land is carried at cost, and buildings, furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily on the straight-line method over the estimated service lives of the assets.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

      (h) Bank Owned Life Insurance

            The Bank Owned Life Insurance ("BOLI") was purchased as a financing tool for director benefits. The value of life insurance financing is the tax preferred status of increases in life insurance cash value and death benefits and the cash flow generated at the death of the insured. The purchase of the life insurance policy results in an interest sensitive asset on the Company's consolidated statements of financial condition that provides monthly tax-free income to the Company. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. As a result of this transaction, the Company benefits prospectively from the tax-free nature of income generated from the life insurance policies. BOLI is stated on the Company's consolidated statements of financial condition at its current cash surrender value. Increases in BOLI's cash surrender value are reported as other operating income in the Company's consolidated statements of income.

      (i) Income Taxes

            Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for tax carryforwards such as charitable contributions. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. If it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized, a valuation is established by a charge to income tax expense. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period which includes the enactment date.

      (j) Pension and Other Postretirement Benefits

            The Company has a defined benefit pension plan covering substantially all of its employees. Benefits are based on credited years of service and the employee's average compensation prior to retirement. The Company's funding policy is to contribute annually at least the minimum required by law.

            The Company sponsors an unfunded defined benefit plan that covers all of its full time employees and provides postretirement medical and life insurance benefits for employees who retired prior to December 31, 2000. Employees are eligible for these benefits if they retire under the Company's defined benefit pension plan and have attained age 55 with at least 5 years of service. Employees are required to contribute a portion of the medical insurance premium. The Company accrues the cost of these benefits to employees and the employees' beneficiaries during the years that the employees render the necessary service. The postretirement medical and life insurance plan was amended as of December 31, 2000 to exclude all active employees from receiving benefits under the plan.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

      (k) Stock Based Compensation

            Compensation expense is recognized for the Company's Employee Stock Ownership Plan (ESOP) equal to the average fair value of shares committed to be released for allocation to participant accounts. Any difference between the average fair value of the shares committed to be released for allocation and the ESOP's original acquisition cost is charged or credited to shareholders' equity (additional paid-in capital). The cost of unallocated ESOP shares ( shares not yet released for allocation) is reflected as a reduction of shareholders' equity.

            The Company accounts for stock options granted under its stock option plan in accordance with the provisions of Accounting Principles board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation expense is recognized only if the exercise price of the options is less than the fair value of the underlying stock at the grant date. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation encourages entities to recognize the fair value of all stock-based awards on the date of the grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of ABP Opinion No. 25 and provide pro forma disclosure of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied.

            Restricted stock awards are also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized to compensation expense over their respective vesting period.

      (l) Earnings per Share

            Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period using the treasury stock method. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

      (m) Cash and Cash Equivalents

            For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold and other short-term investments with maturities less than 90 days.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

      (n) Financial Instruments With Off-Balance Sheet Risk

            The Company does not engage in the use of derivative financial instruments and the Company's only financial instruments with off-balance sheet risk are commercial and residential mortgage commitments. These off-balance sheet items are shown in the Company's statement of financial condition upon funding.

      (o) Comprehensive Income

            Comprehensive income, presented in the consolidated statements of changes in shareholders' equity, consists of net income and the net change for the period in after-tax unrealized gains or losses on securities available for sale. Accumulated other comprehensive income in the accompanying statements of financial condition represents the net unrealized gains or losses on securities available for sale as of the reporting dates.

      (p) Segment Information

            Public companies are required to report financial and other information about key revenue producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company's only operating segment for financial reporting purposes.

      (q) Other Accounting Standards

            SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivatives be recognized as either assets or liabilities in the statement of financial condition and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company's adoption on January 1, 2001 did not have a significant effect on the Company's financial position or results of operations.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

      (2)   Securities

            The amortized cost and fair value of securities are as follows:

                                                        December 31, 2000
                                         --------------------------------------------
                                                        Gross        Gross
                                         Amortized    unrealized   unrealized   Fair
                                           cost          gains       losses     value
                                         ---------    ----------   ----------   ----
                                                          (in thousands)
Securities available for sale
Debt securities:
   United States Government
     agency obligations                   $19,032          77         142      18,967

Equity securities:
   FHLB stock                                 892          --          --         892
                                          -------         ---         ---      ------

         Total securities available
            for sale                      $19,924          77         142      19,859
                                          =======         ===         ===      ======

Securities held to maturity
Debt securities:
   United States Government
     agency obligations                   $ 3,000          --           9       2,991
   Corporate and municipal securities       7,901          55         181       7,775
   Mortgage-backed securities:
     Ginnie Mae                               954           4          --         958
     Fannie Mae                               846          58          --         904
     Freddie Mac                               38          --          --          38
   Small Business Administration              569          --          16         553
                                          -------         ---         ---      ------
         Total securities held
            to maturity                   $13,308         117         206      13,219
                                          =======         ===         ===      ======

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

                                                        December 31, 1999
                                         --------------------------------------------
                                                          Gross      Gross
                                         Amortized     unrealized  unrealized   Fair
                                           cost           gains     losses      value
                                         ---------     ----------  ----------   ----
                                                        (in thousands)
Securities available for sale
Debt securities:
   United States Government
     agency obligations                   $21,032          --         830      20,202

Equity securities:
   FHLB stock                                 632          --          --         632
                                          -------         ---         ---      ------
         Total securities available
            for sale                      $21,664          --         830      20,834
                                          =======         ===         ===      ======

Securities held to maturity
Debt securities:
   United States Government
     agency obligations                   $ 4,995          --          77       4,918
   Corporate and municipal securities       8,171          --         339       7,832
   Mortgage-backed securities:
     Ginnie Mae                             1,369          --          17       1,352
     Fannie Mae                             1,014           1          37         978
     Freddie Mac                               47           1          --          48
   Small Business Administration              711          --          10         701
                                          -------         ---         ---      ------
         Total securities held
            to maturity                   $16,307           2         480      15,829
                                          =======         ===         ===      ======

Proceeds from the sale of securities available for sale during 2000 were approximately $2,985,000 with gross gains of $2,400 and gross losses of $16,400 realized on those sales. Proceeds from the sale of securities available for sale during 1999 were approximately $2,019,000 with gross gains of $12,000 and no gross losses realized on those sales. Gross losses of approximately $5,000 were realized from securities called during 1999.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

The net realized losses on securities transactions included in 2000 net income, after tax, was approximately $8,000 and the unrealized holding gain on securities available for sale arising during the year ended December 31, 2000 was approximately $467,000. The net realized gains on securities transactions included in 1999 net income after tax, was approximately $4,000 and the unrealized holding loss on securities available for sale arising during the year ended December 31, 1999 was approximately $493,000.

Securities available for sale with a fair value of approximately $9.2 million at December 31, 2000 were pledged to secure borrowings from the Federal Home Loan Bank.

The following is a tabulation of debt securities, excluding mortgage-backed and small business administration securities, by contractual maturity as of December 31, 2000. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Available for sale       Held to maturity
                                          --------------------    --------------------
                                          Amortized      Fair     Amortized      Fair
                                             cost        value       cost        value
                                          ---------      ----     ---------      ----
                                                           (in thousands)
Due in one year or less$                        --          --         500         499
Due after one year through five years        7,082       7,030       6,692       6,682
Due after five years through ten years      11,950      11,937       2,809       2,674
Due after ten years                             --          --         900         911
                                           -------      ------      ------      ------

     Total                                 $19,032      18,967      10,901      10,766
                                           =======      ======      ======      ======

(3)   Loans

      The following is a summary of loans outstanding:

                                                            December 31,
                                                   ----------------------------
                                                     2000                 1999
                                                     ----                 ----
                                                           (in thousands)
Residential mortgages and
   home equity loans                               $ 63,979              55,594
Commercial mortgages                                 10,762               7,857
Commercial loans                                      7,651               5,903
Consumer loans                                        4,689               3,744
                                                   --------              ------

       Total loans                                   87,081              73,098

Allowance for loan losses                            (1,121)             (1,069)
                                                   --------              ------

       Net loans                                   $ 85,960              72,029
                                                   ========              ======

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

During the second quarter of 1999 all mortgage loans held for sale were transferred to the loan portfolio. Fair value of the loans held for sale approximated the carrying value at the date of transfer. There were no mortgage loans held for sale at December 31, 2000 and 1999.

The Company's market area is generally Oswego County and Onondaga County in Central New York State. Substantially all of the Company's portfolio is located in its market area and, accordingly, the ultimate collectibility of the Company's loan portfolio is susceptible to changes in market conditions in this area. The Company's concentration of credit risk by loan type is shown in the above schedule of loans outstanding. Other than general economic risks, there are no material concentrations of credit risk to any industry or individual borrower.

(4)   Allowance for Loan Losses

      The following is a summary of changes in the allowance for loan losses:

                                                       Years ended December 31,
                                                      --------------------------
                                                        2000               1999
                                                      -------             -----
                                                             (in thousands)

Balance at beginning of year                          $ 1,069             1,068

Provision for loan losses                                 169               120

Loan charge-offs                                         (162)             (157)

Recoveries                                                 45                38
                                                      -------             -----

Balance at end of year                                $ 1,121             1,069
                                                      =======             =====

The principal balance of all loans not accruing interest amounted to approximately $1,083,000 and $1,064,000 at December 31, 2000 and 1999,
respectively. The forgone interest income on non-accruing loans was approximately $82,000 and $56,000 for the years ended December 31, 2000 and 1999, respectively.

At December 31, 2000 and 1999, the recorded investment in impaired loans totaled approximately $855,000 and $558,000, respectively. The impairment allowance associated with these loans was approximately $291,000 and $99,000 at December 31, 2000 and 1999, respectively. The average recorded investment in impaired loans during the year was approximately $702,000 and $701,000 for 2000 and 1999, respectively. The amount of interest income recognized on impaired loans (while such loans were considered impaired) was not significant for the years ended December 31, 2000 and 1999.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(5)   Premises and Equipment

      Premises and equipment at December 31 consist of the following:

                                                         2000              1999
                                                       -------            -----
                                                             (in thousands)

Land                                                   $   810              810
Buildings and improvements                               3,050            3,061
Furniture, fixtures and equipment                        2,526            2,155
                                                       -------            -----

                                                         6,386            6,026
Accumulated depreciation                                (3,333)          (2,970)
                                                       -------            -----

       Premises and equipment, net                     $ 3,053            3,056
                                                       =======            =====

      Depreciation expense was approximately $363,000 and $318,000 for the years ended December 31, 2000 and 1999, respectively.

(6)   Time Deposits

      Time deposit contractual maturities are summarized as follows:

                                                                December 31,
                                                          ---------------------
                                                            2000           1999
                                                            ----           ----
                                                               (in thousands)

Within one year                                           $32,276         27,076
After one year and within two years                         4,391          5,420
After two years and within three years                      3,239          1,650
After three years and within four years                       714          2,977
After four years and within five years                        347            666
                                                          -------         ------

                                                          $40,967         37,789
                                                          =======         ======

Certificates of deposit of $100,000 and over were approximately $7,459,000 and $6,541,000 at December 31, 2000 and 1999, respectively.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(7)   Short-term borrowings

      Short-term borrowings consist of borrowing transactions from the Federal Home Loan Bank (FHLB), with original maturities of one year or less. At December 31, 2000, the Company had $3,000,000 outstanding under a repurchase agreement and $200,000 outstanding under an overnight line of credit agreement. At December 31, 1999, the Company had $900,000 outstanding under an overnight line of credit agreement. The repurchase agreement matures on October 2, 2001, has an interest rate of 6.51% and is collateralized by mortgage-backed securities with a fair value of approximately $3.0 million at December 31, 2000.

      The Company has unused lines of credit available from the FHLB under an overnight and one-month borrowing facility of approximately $6.4 million and $6.6 million at December 31, 2000. Also, available to the Company at December 31, 2000 was an overnight credit plus line of $6.5 million from the FHLB and a $5.0 million line of credit with a commercial bank.

(8)   Long-Term Debt

      Long-term debt is principally fixed rate callable advances from the FHLB. Information on the borrowings at December 31, 2000 and 1999 is summarized as follows:

                                                2000
                        --------------------------------------------------------
Maturity Date              Amount            Rate         Call Date
-------------              ------            ----         ---------
                       (in thousands)

December 13, 2004         $5,000            6.00%      Quarterly, beginning
                                                       December 13, 2001

April 12, 2005             4,000            7.15%      April 12, 2001
                          ------            ----
      Total               $9,000            6.51%
                          ======            ====

                                                1999
                        --------------------------------------------------------
Maturity date              Amount            Rate         Call Date
-------------              ------            ----         ---------
                       (in thousands)

December 13, 2004         $5,000            6.00%      Quarterly, beginning
                                                       December 13, 2001

      Federal Home Loan Bank advances are collateralized by FHLB stock owned by the Company and mortgage-backed securities with a fair value of approximately $6.2 million at December 31, 2000. In addition, the advances are collateralized by a blanket lien on the Company's 1-4 family mortgage loans.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(9)   Income Taxes

      Income tax expense attributable to income before income taxes consisted of the following:

                                 Current       Deferred      Total
                                 -------       --------      -----
                                            (in thousands)
Year ended December 31, 2000:
     Federal                      $250          (56)          194
     State                          61          (11)           50
                                  ----         ----           ---

         Total                    $311          (67)          244
                                  ====         ====           ===

Year ended December 31, 1999:
     Federal                      $139          (96)           43
     State                          58          (64)           (6)
                                  ----         ----           ---

         Total                    $197         (160)           37
                                  ====         ====           ===

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

      Actual income tax expense attributable to income before income taxes differed from the amounts computed by applying the Federal statutory income tax rate to pre-tax income as follows:

                                                        Years ended December 31,
                                                        ------------------------
                                                          2000            1999
                                                          ----            ----
                                                             (in thousands)
Federal income tax expense
   at statutory rate                                     $ 292             70
Increase (decrease) resulting from:
   Tax-exempt interest income                              (46)           (36)
   State taxes, net of Federal income
      tax effect                                            33             (4)
   Change in cash surrender value of
      bank owned life insurance                            (47)            --
   Other, net                                               12              7
                                                         -----             --

         Actual income tax expense                       $ 244             37
                                                         =====             ==

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                               2000         1999
                                                               ----         ----
                                                                 (in thousands)
Deferred tax assets:
   Allowance for loan losses                                  $ 438          417
   Postretirement benefits                                      221          189
   Deferred compensation                                        203          179
   Charitable contribution carryover                             61           74
   Net unrealized loss on securities
      available for sale                                         26          332
   Other                                                         12           12
                                                              -----        -----

         Total gross deferred tax assets                        961        1,203
                                                              -----        -----

Deferred tax liabilities:
   Excess tax bad debt reserve over base year                   146          158
   Depreciation                                                  83           73
   Prepaid pension expenses                                     105          101
   Other                                                          7           12
                                                              -----        -----

         Total gross deferred tax liabilities                   341          344
                                                              -----        -----

Net deferred tax asset, included in
   other assets                                               $ 620          859
                                                              =====        =====

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

      In accordance with SFAS No. 109, the Company has not recognized deferred tax liabilities with respect to the Bank's Federal and state base-year reserves of approximately $1,107,000 at December 31, 2000, since the Company does not expect that these amounts will become taxable in the foreseeable future. Under current tax law, events that would result in taxation of these reserves include redemptions of the Bank's stock or certain excess distributions to the Parent Company. The unrecognized deferred tax liability at December 31, 2000 with respect to the base-year reserves was approximately $450,000.

      Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the loss carryback period. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance was necessary at December 31, 2000 and 1999.

(10)  Earnings Per Share

      The following table sets forth certain information regarding the calculation of basic earnings per share for the year ended December 31, 2000, and for the period from July 14, 1999 to December 31, 1999. Earnings per share information for periods prior to the Company's initial public offering on July 13, 1999 is not applicable. Unallocated ESOP shares are not considered outstanding for earnings per share computations. The shares become outstanding for earnings per share computations when they are released for allocation. During the period ended December 31, 1999, the Company did not have any potentially dilutive securities outstanding.

                                                       2000                                  1999
                                        ----------------------------------      ----------------------------------
                                                     Weighted                              Weighted
                                          Net        Average     Per Share       Net        Average      Per Share
                                         Income       Shares      Amount        Loss         Shares       Amount
                                         ------       ------      ------        ----         ------       ------
                                                            (in thousands, except share data)
Basic earnings (loss) per share         $   615      849,918      $0.72        $  (150)      867,524      $(0.17)
 Dilutive effect of potential
  common shares:
    Stock options                                      3,022                                      --
    Restricted stock awards                              499                                      --
                                        -------      -------      -----        -------       -------
Dilutive earnings (loss) per Share      $   615      853,439      $0.72        $  (150)      867,524      $(0.17)
                                        =======      =======                   =======       =======

      Dilutive shares for stock options and restricted stock awards represent the number of incremental shares computed using the treasury stock method.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(11)  Benefit Plans

      Pension and Other Postretirement Benefit Plans

      The following table sets forth the defined benefit pension plan's and the other postretirement benefit plan's change in benefit obligation, change in fair value of plan assets, and the funded status for the years ended December 31, 2000 and 1999, using the most recent actuarial data measured at October 1, 2000 and 1999 for the defined benefit pension plan and at December 31, 2000 and 1999 for the other postretirement benefit plan:

                                                             Pension benefits       Postretirement benefits
                                                           -------------------      -----------------------
                                                             2000         1999          2000         1999
                                                             ----         ----          ----         ----
                                                                            (in thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year                 $ 2,921        3,238          852          841
   Service cost                                                 98          106           23           21
   Interest cost                                               223          209           52           55
   Amendments                                                   --           --         (163)          --
   Actuarial gain                                              (62)        (375)        (152)         (16)
   Benefits paid                                              (164)        (164)         (18)         (49)
   Settlements                                                  --          (93)          --           --
                                                           -------        -----         ----         ----
     Benefit obligation at end of year                       3,016        2,921          594          852
                                                           -------        -----         ----         ----

Change in plan assets:
   Fair value of plan assets at beginning of year            3,785        3,430           --           --
   Actual return on plan assets                                647          612           --           --
   Employer contributions                                       --           --           18           49
   Benefits paid                                              (164)        (164)         (18)         (49)
   Settlements                                                  --          (93)          --           --
                                                           -------        -----         ----         ----
     Fair value of plan assets at end of year                4,268        3,785           --           --
                                                           -------        -----         ----         ----

Funded status (deficit)                                      1,252          864         (594)        (852)
Unamortized net (asset) obligation at transition (8)           (29)         146          407
Unamortized net gain subsequent to transition                 (977)        (577)        (120)         (44)
Unamortized prior service cost                                   1            1           --           --
                                                           -------        -----         ----         ----

     Prepaid (accrued) benefit cost                        $   268          259         (568)        (489)
                                                           =======        =====         ====         ====

      The postretirement plan was amended as of December 31, 2000 to exclude all active employees from receiving future benefits under the plan.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

      Net periodic pension cost (income) consists of the following components for the years ended December 31, 2000 and 1999:

                                                           2000            1999
                                                           ----            ----
                                                          (dollars in thousands)

Service cost                                               $  98           106
Interest cost on projected benefit obligation                223           209
Expected return on plan assets                              (296)         (268)
Amortization of net transition asset                         (21)          (21)
Amortization of unrecognized gain                            (14)           --
Amortization of prior service cost                             1             1
                                                           -----          ----

Net periodic pension cost (income)                         $  (9)           27
                                                           =====          ====

Weighted average discount rate                              8.00%         7.75%
                                                           =====          ====

Expected long-term rate of return                           9.00%         8.00%
                                                           =====          ====

      The projected benefit obligation assumed a long-term rate of increase in future compensation levels of 5.5% for 2000 and 1999.

      Net periodic postretirement benefit cost for the years ended December 31, 2000 and 1999 included the following components:

                                                            2000           1999
                                                            ----           ----
                                                              (in thousands)

Service cost                                                $ 23            49
Interest cost on accumulated benefit
   obligation                                                 52            55
Amortization of transition obligation                         27            27
Amortization of unrecognized gain                             (5)           --
                                                            ----           ---

Net periodic postretirement benefit cost                    $ 97           131
                                                            ====           ===

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

      For measurement purposes, a 7.5% annual rate of increase in the per capita cost of average health care benefits for retirees was assumed for 2000 and 1999. The rate was assumed to decrease gradually to 5.0% by 2008 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation at December 31, 2000 by approximately $36,000, and the net periodic postretirement benefit cost by approximately $3,000 for the year then ended. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% for 2000 and 1999.

      Other Benefit Plans

      In 1997, the Company instituted a nonqualified deferred compensation plan for directors, under which participants may elect to defer all or part of their annual director fees. The plan provides that deferred fees are to be invested in mutual funds, as selected by the individual directors. At December 31, 2000 and 1999, deferred director fees included in other liabilities aggregated approximately $433,000 and $330,000, respectively.

      In 2000, the Company established a supplemental retirement plan for directors, providing for extended compensation after retirement. The plan was funded with life insurance policies on the participants, with the Company as owner and beneficiary of the policies. Cash surrender value of these policies approximated $4,419,000 at December 31, 2000. At December 31, 2000, other liabilities include approximately $60,000 accrued under the retirement plan.

      The Company sponsors a defined contribution profit sharing 401(k) plan covering substantially all employees. The Company matches certain percentages of each eligible employee's contribution to the plan. Expense for the plan amounted to approximately $31,000 and $36,000 in 2000 and 1999, respectively.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(12)  Employee Stock Ownership Plan (ESOP)

      The Company established an ESOP in conjunction with its initial public offering to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed approximately $259,000 from the Company and used the funds to purchase 26,460 shares of the common stock of the Company in July 1999. An additional 5,500 shares were purchased using loan proceeds in 2000. The loans will be repaid from the Company's discretionary contributions to the ESOP over a period of approximately ten years. At December 31, 2000, the loans had an outstanding balance of approximately $267,000 and an interest rate of 8.5%. Both the loan obligations and the unearned compensation (unallocated ESOP shares) will be reduced by the amount of loan repayments to be made by the ESOP at the end of each plan year ending on December 31. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Shares released from the suspense account are allocated among participants at the end of the plan year on the basis of relative compensation in the year of allocation.

      Unallocated ESOP shares are pledged as collateral on the loan and are reported as a reduction of shareholders' equity. The Company reports compensation expense equal to the average market price of the shares to be released from collateral at the end of the plan year. The Company recorded approximately $30,000 and $21,000 of compensation expense related to the ESOP for the years ended December 31, 2000 and 1999, respectively.

            The ESOP shares as of December 31, 2000 were as follows:

      Allocated shares                                                5,233
      Unallocated shares                                             26,727
                                                                    -------

             Total ESOP shares                                       31,960
                                                                    =======

      Market value of unallocated shares at
         December 31, 2000 (in thousands)                           $   291
                                                                    =======

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(13)  Stock Option and Restricted Stock Plans

      In April 2000, the Company established a stock option plan and a restricted stock plan. At December 31, 2000, there were 39,950 shares of the Company's common stock reserved for issuance under the stock option plan and 11,985 shares reserved for the restricted stock plan. Under the terms of the stock option plan, options are granted to directors and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted vest over five years and expire ten years from the date of the grant. At December 31, 2000, there were 5,979 shares available for grant under the option plan.

      The Company applies APB Opinion No. 25 and accordingly, no compensation cost has been recognized for its stock options in the financial statements. The fair value of each option grant is estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made on April 20, 2000 and December 4, 2000: dividend yield 1.85%; expected volatility of 15%; risk free interest of 6.5%; expected lives of seven years. The estimated weighted average fair value of the options granted during 2000 was $2.74 per option. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share for 2000 would have been reduced to the pro forma amounts indicated below:

      Net income (in thousands):
                                             As reported          $615
                                             Pro forma            $607

      Basic and diluted earnings per share:
                                             As reported          $0.72
                                             Pro forma            $0.71

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

      Because the Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of fair value of its stock options. In addition, the effect on reported net income and earnings per share for the year ended December 31, 2000 may not be representative of the effects on reported net income or earnings per share for future years.

      The following is a summary of changes in stock options outstanding:

                                                             Weighted Average
                                                 Options       Option Price
                                               Outstanding       Per share
                                               -----------       ---------

Outstanding at December 31, 1999                     --           $  --
  Granted                                        36,471            9.00
  Forfeited                                      (2,500)           8.88
                                                 ------           -----

Outstanding at December 31, 2000                 33,971           $9.01
                                                 ======           =====

      None of the outstanding options were exercisable at December 31, 2000.

      Under the terms of the restricted stock plan, shares awarded to directors and key employees vest at a rate of 20% per year from the date of grant. During 2000, the Company granted 6,594 shares of restricted stock. At December 31, 2000, there were 5,391 additional shares available under the plan. The Company recognized $ 9,000 of compensation expense for the restricted stock plan in 2000.

(14)  Shareholders' Equity and Regulatory Matters

      The Company's ability to pay dividends is primarily dependent upon the ability of its subsidiary bank to pay dividends to the Company. The payment of dividends by the Bank is subject to continued compliance with minimum regulatory capital requirements. In addition, regulatory approval is generally required prior to the Bank declaring dividends in an amount in excess of net income for that year plus net income retained in the preceding two years.

      The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

      regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company (consolidated) to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets , and Tier I capital to average assets (each as defined in the regulations). Management believes that, as of December 31, 2000 and 1999, the Bank and the Company met all capital adequacy requirements to which they were subject.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

      As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

      The Bank and consolidated Company's regulatory capital amounts and ratios are presented in the following table:

                                                                          Required Ratios
                                                  Actual              -------------------------
                                             Regulatory Capital       Minimum    Classification
                                            -------------------       Capital       as Well
                                            Amount        Ratio       Adequacy    Capitalized
                                            ------        -----       --------    -----------
                                           (dollars in thousands)
As of December 31, 2000:
Bank
   Total Capital
      (to risk weighted assets)            $15,038         15.2%         8.0%        10.0%
   Tier I Capital
      (to risk weighted assets)             13,917         14.1          4.0          6.0
   Tier I Capital
      (to average assets)                   13,917         11.5          4.0          5.0
Consolidated
   Total Capital
      (to risk weighted assets)             15,892         16.1          8.0         10.0
   Tier I Capital
      (to risk weighted assets)             14,771         15.0          4.0          6.0
   Tier I Capital
      (to average assets)                   14,771         11.3          4.0          5.0

As of December 31, 1999:
Bank
   Total Capital
      (to risk weighted assets)             14,451         15.0%         8.0%        10.0%
   Tier I Capital
      (to risk weighted assets)             13,383         13.9          4.0          6.0
   Tier I Capital
      (to average assets)                   13,383         11.7          4.0          5.0
Consolidated
   Total Capital
      (to risk weighted assets)             15,786         16.4          8.0         10.0
   Tier I Capital
      (to risk weighted assets)             14,717         15.3          4.0          6.0
   Tier I Capital
      (to average assets)                   14,717         12.9          4.0          5.0

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

      In order to grant a priority to eligible depositors, the Bank established a liquidation account at the time of conversion in an amount equal to its total net worth at June 30, 1999. In the event of a future liquidation of the converted bank (and only in such event), eligible account holders who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account will be decreased (as balances of eligible accounts are reduced) on annual determination dates. No cash dividends may be paid to the shareholders and no shares may be repurchased by the Company if such actions would reduce the Bank's shareholders' equity below the amount required for the liquidation account. At December 31, 2000, the amount remaining in the liquidation account was approximately $4.9 million.

(15)  Commitments and Contingencies

      In the normal course of business, there are various outstanding commitments and contingent liabilities, and commitments to extend credit, that are not reflected in the accompanying financial statements. The Company does not anticipate losses as a result of these transactions. Mortgage and other loan commitments outstanding at December 31, 2000 and 1999 amounted to approximately $6.0 million and $5.9 million, respectively. Fixed interest rates on mortgage and other loan commitments outstanding can change prior to closing only if interest rates decrease. Variable rate loans float prior to closing. Outstanding commitments on letters of credit at December 31, 2000 and 1999 amounted to approximately $1.5 million and $233,000, respectively.

      In the normal conduct of business, the Company is currently involved in various litigation matters. In the opinion of management, the ultimate disposition of these matters should not have a material adverse effect on the financial position of the Company.

(16)  Fair Value of Financial Instruments

      SFAS No. 107 requires disclosures about the fair value of financial instruments for which it is practicable to estimate fair value. The definition of a financial instrument includes many of the assets and liabilities recognized in the Company's consolidated statements of financial condition, as well as certain off-balance sheet items. Fair value is defined in SFAS No. 107 as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

      (a)   Short-Term Financial Instruments

            For short-term instruments that are available on demand or that generally mature in ninety days or less, the carrying value approximates fair value. Such instruments include cash and cash equivalents, accrued interest receivable and accrued interest payable, and short-term borrowings.

      (b)   Securities

            Fair values for securities are based on quoted market prices, where available. Where quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

      (c)   Loans

            For variable rate loans that reprice frequently and have no significant credit risk, fair values are based on carrying amounts. The fair values of fixed rate loans are estimated through discounted cash flow analyses using interest rates currently being offered for loans with similar terms and credit quality.

            Delinquent loans are valued using the discounted cash flow methods described above. While credit risk is a component of the discount rate used to value loans, delinquent loans are presumed to possess additional risk. Therefore, the calculated fair values of loans are reduced by the allowance for loan losses.

      (d)   Deposits

            The fair values disclosed for demand, savings and money market deposits are, by definition, equal to the carrying amounts payable on demand at the reporting date. The fair value of fixed maturity time deposits is estimated using a discounted cash flow approach. This approach applies interest rates currently being offered on these accounts to a schedule of weighted average contractual monthly maturities on time deposits.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(e)   Long-Term Debt

      The fair value of long-term debt has been estimated using discount cash flow analyses that apply interest rates currently being offered for notes with similar terms.

      The estimated fair values of the Company's financial instruments as of December 31, 2000 and 1999 are as follows (in thousands):

                                               2000                  1999
                                        -----------------     ------------------
                                        Carrying    Fair      Carrying     Fair
                                         amount     value      amount      value
                                         ------     -----      ------      -----
                                                  (in thousands)

Financial assets:
  Cash and cash equivalents              $7,119      7,119      6,450      6,450
  Accrued interest receivable               991        991        938        938
  Securities                             33,167     33,078     37,141     36,663
  Net loans                              85,960     86,516     72,029     70,758
Financial liabilities:
  Demand, savings and money
   market deposits                       64,920     64,920     62,329     62,329
  Time deposits                          40,967     41,184     37,789     37,739
  Escrow deposits                         1,492      1,492      1,286      1,286
  Short-term borrowings                    3200      3,200        900        900
  Long-term debt                          9,000      9,517      5,000      4,860
  Accrued interest payable                   89         89         16         16

      The fair value of commitments to extend credit are equal to the deferred fees outstanding, as the contractual rates and fees approximate those currently charged to originate similar commitments.

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(17)  Condensed Financial Information of the Parent Company

      The Parent Company began operations in conjunction with the Bank's mutual-to-stock conversion and the Parent Company's initial public offering of its common stock. The following represents the Parent Company's statements of financial condition as of December 31, 2000, and 1999 and its statements of income and statements of cash flows for the year ended December 31, 2000 and for the period from July 13, 1999 through December 31, 1999.

                        Statements of Financial Condition
                                 (in thousands)

                                                              2000         1999
                                                            -------      -------
Assets
Cash and cash equivalents                                   $   732      $ 1,268
Loan receivable from ESOP                                       267          259
Investment in subsidiary                                     13,878       12,885
Other assets                                                     --           41
                                                            -------      -------
      Total assets                                          $14,877      $14,453
                                                            =======      =======

Liabilities and Shareholders' Equity
Liabilities:
Payable to subsidiary                                       $   145      $   234

Total shareholders' equity                                   14,732       14,219
                                                            -------      -------
      Total liabilities and shareholders' equity            $14,877      $14,453
                                                            =======      =======

                                                                     (continued)

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(17)  Condensed Financial Information of the Parent Company (continued)

                              Statements of Income
                                 (in thousands)

                                                                         For the Period
                                                                          July 13, 1999
                                                   For the Year Ended        through
                                                   December 31, 2000    December 31, 1999
                                                   -----------------    -----------------
  Income and dividend income:
   Interest income                                      $  50                 $  20
   Dividend income                                         76                    --
                                                        -----                 -----
       Total interest and dividend income                 126                    20
                                                        -----                 -----
  Non-interest expenses:
   Contributions                                           --                   160
   Other non-interest expenses                             43                    35
                                                        -----                 -----
       Total non-interest expenses                         43                   195
                                                        -----                 -----
Income (loss) before income tax expense (benefit)
  and equity in income (loss) of subsidiary                83                  (175)

Income tax expense (benefit)                                2                   (71)
                                                        -----                 -----
Income (loss) before equity in income (loss)               81                  (104)
           of subsidiary

Undistributed equity in income (loss) of subsidiary       534                   (46)
                                                        -----                 -----
Net income (loss)                                       $ 615                 $(150)
                                                        =====                 =====

                                                                     (continued)

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(17)  Condensed Financial Information of Parent Company (continued)

                            Statements of Cash Flows
                                 (in thousands)

                                                             For the      For the Period
                                                           Year Ended   July 13, 1999 thru
                                                           December 31,     December 31,
                                                              2000             1999
                                                           ----------   ------------------
Cash flows from operating activities:
   Net income (loss)                                        $   615          $  (150)
   Adjustments to reconcile net income (loss) to net
      cash (used in) provided by operating activities:
         Undistributed equity in net(income) loss
             of subsidiary                                     (534)              46
         Amortization of restricted stock awards                  9               --
         Contribution to foundation                              --              160
         Net (increase) decrease in other assets                 41              (41)
         Net increase (decrease) in intercompany
           payable to subsidiary                               (110)             234
                                                            -------          -------

               Net cash provided by
                  operating activities                           21              249

Cash flows from investing activities:
    Investment in subsidiary                                     --           (1,753)
    Loan made to ESOP                                           (50)            (259)
    Principal payment on loan receivable from ESOP               42               --
                                                            -------          -------

               Net cash used in
                     investing activities                        (8)          (2,012)
                                                            -------          -------

Cash flows from financing activities:
    Net proceeds from the issuance of common stock                             3,031
    Dividends paid                                              (76)              --
    Purchase of treasury stock                                 (473)              --
                                                            -------          -------
               Net cash (used in) provided by
                     financing activities                      (549)           3,031

               Net (decrease) increase in cash and cash        (536)           1,268
                  equivalents

Cash and cash equivalents at beginning of period              1,268            1,268
                                                            -------          -------

Cash and cash equivalents at end of period                  $   732          $ 1,268
                                                            =======          =======