Form 10QSB
period 2001-03-31
OSWEGO COUNTY BANCORP INC
filed 2001-05-14
CIK 1075954

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-QSB
                    -----------------------------------------

               |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER 000-30140
                    -----------------------------------------

                           OSWEGO COUNTY BANCORP, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       16-1567491
-----------------------------------                  ----------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification Number)

   44 EAST BRIDGE STREET, OSWEGO, NEW YORK                    13126
-----------------------------------------------      ----------------------
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

                  Number of shares of common stock outstanding
                               as of May 10, 2001

Class                                                            Outstanding
COMMON STOCK, $.01 PAR VALUE                                       851,376
----------------------------                                       -------

                           OSWEGO COUNTY BANCORP, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            PAGE

Part I - FINANCIAL INFORMATION

           Item 1 - Financial statements (unaudited):

                    Condensed Consolidated Statements of Financial
                    Condition at March 31, 2001 and December 31,
                    2000                                                   1

                    Condensed Consolidated Statements of Income
                    for the three month periods ended March 31, 2001
                    and March 31, 2000                                     2

                    Condensed Consolidated Statements of  Cash Flows
                    for the three month periods ended March 31, 2001
                    and March 31, 2000                                     3

                    Notes to Unaudited Condensed Consolidated
                    Financial Statements                                   4-6

           Item 2 - Management's Discussion and Analysis                   6-11

Part II - OTHER INFORMATION

           Item 1 - Legal Proceedings                                      12

           Item 2 - Changes in Securities and Use of Proceeds              12

           Item 3 - Defaults Upon Senior Securities                        12

           Item 4 - Submission of Matters to a Vote of Security Holders    12-13

           Item 5 - Other Information                                      13

           Item 6 - Exhibits and Reports on Form 8-K                       13

           Signatures                                                      14

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)
                                   (unaudited)

                                                                                            March 31,        December 31,
                                      Assets                                                   2001             2000
                                                                                            ---------         ---------
Cash and due from banks                                                                     $   4,809             7,119
Federal funds sold                                                                              4,410                --
Securities available for sale, at fair value                                                   32,229            19,859
Securities held to maturity, fair value of $13,219 in 2000                                         --            13,308

Loans                                                                                          90,908            87,081
    Less allowance for loan losses                                                              1,141             1,121
                                                                                            ---------         ---------
               Loans, net                                                                      89,767            85,960
                                                                                            ---------         ---------

Real estate owned                                                                                 190               165
Premises and equipment, net                                                                     3,070             3,053
Accrued interest receivable                                                                       934               991
Bank owned life insurance                                                                       4,570             4,419
Other assets                                                                                    1,534             1,586
                                                                                            ---------         ---------
               Total assets                                                                 $ 141,513           136,460
                                                                                            =========         =========

                       Liabilities and Shareholders' Equity
Liabilities:
    Deposits:
       Demand                                                                                  15,276            15,183
       Savings and money market                                                                52,796            49,737
       Time                                                                                    43,722            40,967
                                                                                            ---------         ---------
                                                                                              111,794           105,887

    Escrow deposits                                                                               720             1,492
    Short-term borrowings                                                                       3,000             3,200
    Long-term debt                                                                              9,000             9,000
    Other liabilities                                                                           1,903             2,149
                                                                                            ---------         ---------
               Total liabilities                                                              126,417           121,728
                                                                                            ---------         ---------

Shareholders' equity:
    Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued                  --                --
    Common stock, $0.01 par value, 3,000,000 shares authorized, 894,850 and 893,824
       shares issued at March 31, 2001 and December 31, 2000                                        9                 9
    Additional paid-in capital                                                                  3,250             3,241
    Unvested restricted stock awards 5,274 and 5,604 shares at March 31, 2001
       and December 31, 2000                                                                      (47)              (50)
    Treasury stock, at cost ( 44,500 shares at March 31, 2001 and December 31, 2000)             (473)             (473)
    Unallocated common stock held by Employee Stock Ownership
       Plan (ESOP), 25,928 and 26,727 shares at March 31, 2001 and December 31, 2000             (251)             (259)
    Retained earnings                                                                          12,510            12,303
    Accumulated other comprehensive income (loss)                                                  98               (39)
                                                                                            ---------         ---------

               Total shareholders' equity                                                      15,096            14,732
                                                                                            ---------         ---------
               Total liabilities and shareholders' equity                                   $ 141,513           136,460
                                                                                            =========         =========

See accompanying notes to consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                        (In thousands, except share data)
                                   (unaudited)

                                                                       March 31,    December 31,
                                                                         2001          2000
                                                                        ------        ------
Interest income:
    Loans                                                               $1,872         1,539
    Securities                                                             474           574
    Federal funds sold and other short-term investments                     73            13
                                                                        ------        ------

             Total interest income                                       2,419         2,126
                                                                        ------        ------

Interest expense:
    Deposits and escrow accounts                                           982           802
    Borrowings                                                             193            78
                                                                        ------        ------

             Total interest expense                                      1,175           880
                                                                        ------        ------

             Net interest income                                         1,244         1,246

Provision for loan losses                                                   36            15
                                                                        ------        ------

             Net interest income after provision for loan losses         1,208         1,231
                                                                        ------        ------

Noninterest income:
    Service charges                                                        329           243
    Net gain (losses) on securities transactions                            47           (13)
    Other                                                                   83            20
                                                                        ------        ------

             Total noninterest income                                      459           250
                                                                        ------        ------

Noninterest expenses:
    Salaries and employee benefits                                         624           578
    Occupancy and equipment                                                210           220
    Data processing                                                        126           100
    Office supplies, printing and postage                                   51            61
    Professional fees                                                       82           151
    Real estate owned, net                                                  18            (7)
    Director fees                                                           27            42
    Marketing and advertising                                               17            36
    Contributions                                                           57            14
    Other                                                                  124            94
                                                                        ------        ------

             Total noninterest expenses                                  1,336         1,289
                                                                        ------        ------

Income before income tax expense                                           331           192

Income tax expense                                                          80            63
                                                                        ------        ------

             Net income                                                 $  251           129
                                                                        ======        ======

Basic earnings  per share                                               $ 0.31          0.15
                                                                        ======        ======

Diluted earnings per share                                              $ 0.30          0.15
                                                                        ======        ======

See accompanying notes to consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                             March 31,       December 31,
                                                                                                2001             2000
                                                                                              --------         --------
Cash flows from operating activities:
    Net income                                                                                $    251              129
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                                              93               97
          Provision for loan losses                                                                 36               15
          Writedown on real estate owned                                                            11
          Loss (gain) on sale of real estate owned                                                   3              (10)
          Net (gain) loss on securities transactions                                               (47)              13
          Net increase in cash surrender value of life insurance                                   (51)              --
          Net amortization on securities                                                             8                6
          ESOP stock released for allocation and amortization of  retricted stock                   11                6
          Change in:
             Accrued interest receivable                                                            57                7
             Other assets                                                                           11                5
             Other liabilities                                                                    (246)             243
                                                                                              --------         --------
                     Net cash provided by operating activities                                     137              511
                                                                                              --------         --------

Cash flows from investing activities:
    Proceeds from sale of securities available for sale                                          7,616              987
    Proceeds from maturity of and principal collected on securities available for sale           6,688              411
    Purchases of securities available for sale                                                 (13,145)          (1,000)
    Disbursements for loan originations net of principal collections                            (3,957)          (2,156)
    Proceeds from sale of real estate owned                                                         71              265
    Purchase of bank owned life insurance                                                         (100)              --
    Purchases of premises and equipment, net of disposals                                         (110)            (113)
                                                                                              --------         --------
                     Net cash used in  investing activities                                     (2,937)          (1,606)
                                                                                              --------         --------

Cash flows from financing activities:
    Net increase in demand, savings and money market deposits                                    3,152            2,312
    Net increase in time deposits                                                                2,755            1,494
    Net decrease in escrow deposits                                                               (772)            (790)
    Net decrease in short-term borrowings                                                         (200)            (900)
    Net proceeds from the issuance of common stock                                                   9               --
    Purchase of common stock by ESOP                                                                --              (50)
    Dividends on common stock                                                                      (44)              --
                     Net cash provided by financing activities                                   4,900            2,066
                                                                                              --------         --------

Net increase (decrease) in cash and cash equivalents                                             2,100              971

Cash and cash equivalents at beginning of period                                                 7,119            6,450
                                                                                              --------         --------

Cash and cash equivalents at end of period                                                    $  9,219            7,421
                                                                                              ========         ========

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
       Interest                                                                               $  1,172              886
       Income taxes                                                                                 88               --
                                                                                              ========         ========

    Non-cash investing activities:
       Transfer of loans to real estate owned                                                 $    110               48
                                                                                              ========         ========

       Transfer of securities held to maturity to availible for sale upon adoption of
          SFAS No. 133                                                                          13,308               --

       Adjustment of securities available for sale to fair value, net of taxes                $    137              (25)
                                                                                              ========         ========

See accompanying notes to consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2001

(1)   Basis of presentation

      The accompanying condensed consolidated financial statements include the accounts of Oswego County Bancorp, Inc. (OCB or the Company) and its wholly owned subsidiary, Oswego County Savings Bank (OCSB or the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all material adjustments necessary for fair presentation, consisting of normal accruals and adjustments, have been made in the accompanying statements. The results of operations for the interim periods presented should not be considered indicative of results that may be expected for an entire fiscal year or any other interim period. The accompanying financial statements are intended to be read in conjunction with the Company's audited financial statements and footnotes for the year ended December 31, 2000 included in the annual report on Form 10-KSB.

(2)   Earnings per share

      Basic and diluted earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period (exclusive of unallocated ESOP shares). Diluted earnings per share is computed by adding to weighted average shares the number of potentially issuable shares under the Company's stock option plan and the nonvested shares in a restricted stock plan, under the treasury stock method. The following table summarizes the number of shares utilized in the Company's earnings per share calculations for the periods covered in the financial statements.

               Number of shares utilized           Three months ended March 31,
               in per share computations            2001                  2000
                                                  --------             ---------

               For basic earnings per share        817,099               857,670

               Added for: Stock options              5,787                    --
                          Restricted stock             989                    --
                                                  --------             ---------

               For diluted earnings per share      823,875               857,670
                                                  ========             =========

(3)   Comprehensive income

      The components of comprehensive income for the three-month periods ended March 31, 2001 and 2000 are as follows.

                                                                            Quarter ended March 31,
                                                         (thousands)             2001          2000
                                                                          ------------    ----------
              Net income                                                  $        251           129
              Other comprehensive income, net of taxes:
                   Change in net unrealized  gain (loss) on securities
                     available for sale, including the effect of                   165           (33)
                   securities transferred (note 4)

                   less: Reclassification adjustment for securities
                              (gains) losses included in net income                (28)            8
                                                                          ------------    ----------
              Total other comprehensive income                                     137           (25)
                                                                          ------------    ----------
              Total comprehensive income                                  $        388           104
                                                                          ============    ==========

(4) Adoption of Statement of Financial Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities

      On January 1, 2001 the Company adopted SFAS No. 133. The Company does not currently utilize derivative financial instruments, accordingly the adoption did not have a significant effect on the Company's financial position or results of operations. As a part of the adoption, all securities classified as held to maturity were transferred to securities available for sale and reported at fair value. The securities transferred had an amortized cost of $13,308,000 and a fair value of $13,219,000.

(5)   Subsequent events

      The Company has entered into an agreement and received regulatory approval on the purchase of the BSB Bank & Trust Co branch located in the P&C Food Market store on Route 104 East Oswego. The final closing of the transaction and transfer of the branch to the Company is scheduled to occur in May.

      At its April 19, 2001 annual meeting of shareholders, the Company announced that it would pay a $.06 per share dividend on or about May 16th to shareholders of record as of April 30th.

      Also, at the annual shareholders meeting, the Company announced a 5% limited share buyback program to repurchase up to 42,400 shares of the Company's common stock.

      Additionally, at the annual shareholders meeting the company announced plans to purchase property located at 7799 Oswego Road in the Town of Clay which will become the Company's seventh full service banking location and second location in Onondaga County. This branch is expected to be open for business in the third or fourth quarter of 2001.

Item 2. Management's Discussion and Analysis

FINANCIAL CONDITION - Total assets increased by $5.1 million or 3.7% to $141.5 million during the three-month period ended March 31, 2001. Shareholders' equity increased by $364,000 during the same period, mainly as a result of the Company's net income of $251,000 and a $137,000 increase in accumulated other comprehensive income that resulted from the net appreciation of securities during the quarter.

Total securities decreased by $938,000 or 2.8% during the quarter due to the pay downs on mortgage-backed securities and sale and redemption of callable issues. A net gain of $47,000 was recorded from the sale of securities available for sale in the quarter. On January 1, 2001 the Company adopted SFAS No. 133. As a part of the adoption, all securities classified as held to maturity were transferred to securities available for sale and reported at fair value. The securities transferred had an amortized cost of $13,308,000 and a fair value of $13,219,000. The composition of the Company's securities portfolios is summarized below.

                                                                       March 31,     December 31,
                                                        (thousands)      2001             2000
                                                                       -------          -------
                 Securities available for sale (fair value)

            U.S. Government agency bonds                               $20,981           18,967
            Corporate bonds                                              4,216               --
            Municipal securities                                         3,757               --
            Mortgage-backed securities                                     883               --
            Federal Home Loan Bank and other capital stock               2,392              892
                                                                       -------          -------
                                                                        32,229           19,859

                 Securities held to maturity (amortized cost)
            U.S. Government agency bonds                                    --            3,000
            Corporate bonds                                                 --            4,229
            Municipal securities                                            --            3,672
            Mortgage-backed securities                                      --            2,407
                                                                       -------          -------
                                                                            --           13,308

                                      Total securities                 $32,229           33,167
                                                                       =======          =======

Loans increased by $3.8 million or 4.4% during the first quarter of the year 2001. Commercial mortgages and loans increased $5.2 million and residential mortgages decreased $1.4 million. The growth in commercial lending includes $3.0 million of loans guaranteed by the Small Business Administration that the Company purchased during the first quarter. Commercial business loans now account for 10.8% of the total loan portfolio. Such loans typically carry higher rates of interest than certain other loan products, and many of the loans carry interest rates that vary with changes in the prime rate. Loan balances by category are presented in the table that follows.

                           Loans                     March 31,      December 31,
                                     (thousands)        2001             2000
                                                   -------------    ------------
            Residential mortgage
              and home equity                      $      62,564          63,979
            Commercial mortgage                           13,743          10,762
            Commercial                                     9,831           7,651
            Consumer                                       4,770           4,689
                                                   -------------    ------------

                                                   $      90,908          87,081
                                                   =============    ============

The Company's deposits increased by $5.9 million or 5.6% in the first quarter of 2001. The increase was in interest bearing savings and time deposits. The Company believes the recent stock market volatility has driven some customers to seek risk free guaranteed interest returns offered by the Company's various deposit programs.

Stockholders' equity increased $364,000 or 2.5% in the quarter ended March 31, 2001. The increase in stockholders' equity resulted from net income for the quarter of $251,000, a $137,000 increase in accumulated other comprehensive income from the net appreciation of securities during the quarter, the issuance of $9,000 of common stock, the release of ESOP shares and the amortization of restricted stock. The increases were partially offset by a dividend of $44,000.

Company has continued to benefit from actions in recent years designed to improve credit quality and to resolve problem loan situations. In the first quarter of 2001, nonperforming assets were further reduced to 0.72% of total assets, down from 0.90% at December 31, 2000. A summary of the Company's nonperforming assets and related ratios follows.

                Nonperforming assets                March 31,     December 31,
                (dollars in thousands)                2001            2000
                                                    --------         -----

        Nonaccrual loans                            $    833         1,083
        Other real estate                                190           165
                                                    --------         -----
         Nonperforming assets                       $  1,023         1,248
                                                    ========         =====

        Nonperforming assets
         to total assets                                0.72%         0.90%
        Allowance for loan losses
         to nonperforming loans                       136.97%       103.50%

While management views recent experience with respect to nonperforming assets to be favorable, future experience will be affected by regional and national economic conditions, underwriting judgments and business and personal factors affecting the Bank's customers. Although management considers the Company's loan loss allowance to be adequate, similar factors will determine the adequacy of the allowance in future periods. In addition, banking regulators' judgments regarding the adequacy of the allowance may differ from management's and further additions may be required.

RESULTS OF OPERATIONS - Net income was $251,000 in the first quarter of 2001 compared to net income of $129,000 in the first quarter of 2000. Noninterest income improved by $209,000 partially offset by increases of $21,000 in the provision for loan losses, $47,000 in noninterest expense and $17,000 in income tax expense. Return on average equity improved to 6.87% in the first quarter of 2001 compared to 3.65% in the year earlier quarter. Return on average assets also increased in the first quarter of 2001 to 0.74% compared to 0.42% in the first quarter of 2000.

Net Interest Income. Net interest income of $1.2 million in the first quarter of 2001 was substantially unchanged from the first quarter of 2000 as an increase in interest income of $293,000 was offset by an increase in net interest expense of $295,000. The Company's net interest rate spread of 3.51% for the first quarter of 2001 decreased 25 basis points from first quarter of 2000. The decrease in interest rate spread was due to higher rates on interest earning assets which were offset by higher interest rates on deposits and borrowings. For the quarter ended March 31, 2001 net interest income increased $40,000 from increases in volume of interest earning assets and interest earning liabilities and decreased $42,000 from changes in interest rates.

Interest Income. Interest income increased by $293,000 or 13.8%, to $2.4 million in the first quarter of 2001 compared to $2.1 million for 2000. The reason for the increase in interest income was a $333,000 increase in loan interest income that was the result of higher rates and a $13.6 million or 18.4% increase in average loans. The increase in loan interest income was offset by a $40,000 reduction in interest income earned from securities and federal funds sold. The reduced investment interest income is due to lower average investment balances and lower rates earned on investments in the first quarter of 2001 compared to the 2000.

Interest Expense. Interest expense was $1.2 million for the first quarter of 2001 compared to $880,000 for 2000. The increase in interest expenses resulted from higher interest rates on deposits and borrowings and higher average balances of deposits and borrowings. Average deposits balances increased $6.9 million or 7.9% compared to the first quarter of 2000. Average borrowings increased $6.8 million due to increased borrowing to fund asset growth.

                     NET INTEREST INCOME, RATES AND BALANCES
                             Quarter Ended March 31,

                                                              Interest               Yields/ Rates         Average balances
                                                      ----------------------      --------------------------------------------
                          (dollars in thousands)        2001          2000          2001       2000       2001          2000
                                                      --------      --------      --------   --------   --------      --------
            Interest earning assets:
            Loans, gross (a)                          $  1,872         1,539          8.66%      8.34%  $ 87,685        74,046
            Securities, at amortized cost                  474           574          6.21%      6.10%    30,967        37,757
            Federal funds sold & other                      73            13          7.07%      6.01%     4,190           867
                                                      --------      --------      --------   --------   --------      --------
              Total interest earning assets              2,419         2,126          7.99%      7.57%   122,842       112,670

            Noninterest earning assets (e)                                                                15,265         9,267
                                                                                                        --------      --------
              Total assets                                                                              $138,107       121,937

            Interest bearing liabilities:
            Savings, now, money market (b)                 357           308          2.80%      2.52%  $ 51,788        49,117
            Time deposits                                  625           494          5.96%      5.17%    42,541        38,292
            Borrowings                                     193            78          6.51%      6.02%    12,024         5,195
                                                      --------      --------      --------   --------   --------      --------
              Total interest bearing liabilities         1,175           880          4.48%      3.81%   106,353        92,604

            Noninterest bearing deposits                                                                  14,958        13,647
            Other noninterest liabilities                                                                  1,981         1,502
                                                                                                        --------      --------
              Total liabilities                                                                          123,292       107,753
            Shareholders' equity                                                                          14,815        14,184
                                                                                                        --------      --------
              Total liabilities & equity                                                                $138,107       121,937
            Net interest income                       $  1,244         1,246
            Excess of earning assets
              over interest bearing                                                                     $ 16,489        20,066
            liabilities
            Interest rate spread                                                      3.51%      3.76%
            Net interest margin (c)                                                   4.06%      4.44%

(a) Includes nonaccruing loans. Interest is recognized on non-accruing loans only as and when received.

(b) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).

(c) Equals net interest income divided by average interest-earning assets.

(d) No tax equivalent adjustments were made.

(e) Includes bank owned life insurance with an average cash surrender value of $4.5 million. The increases in cash surrender value are reported as noninterest income.

Provision for Loan Losses. The provision for loan losses was $36,000 in the first quarter of 2001 compared to $15,000 in 2000. Provisions for loan losses are recorded to maintain the allowance for loan losses at an amount management considers adequate to cover losses which are deemed probable and can be estimated. Additional information regarding the allowance for loan losses is provided in the table that follows.

                          Allowance for loan losses                   Quarter ended March 31,

                                         (dollars in thousands)             2001           2000
                                                                    ------------    -----------
            Balance, beginning of quarter                           $      1,121          1,069
               Provision for loan losses                                      36             15
               Charge-offs                                                   (20)           (29)
               Recoveries                                                      4              5
                                                                    ------------    -----------

            Balance, end of quarter                                 $      1,141          1,060
                                                                    ============    ===========

            Net charge-offs (annualized) to average loans                   0.09%          0.13%
            Allowance to ending loans                                       1.26%          1.41%

Noninterest Income. Noninterest income increased $209,000 to $459,000 in the first quarter of 2001 compared to $250,000 in 2000. The increase in noninterest income is due in part, to the Company's continued efforts to increase revenues from noninterest sources through revising fee structures and enhancing services. Additionally, in the quarter, the Company's noninterest income included gains on security transactions and net earnings on life insurance policies acquired on the lives of Directors. For the quarter ended March 31, 2001 compared to 2000, service charges increased $86,000, gains on security transactions increased $60,000 and life insurance policy income increased $30,000.

Noninterest Expense. Noninterest expense increased during the first quarter of 2001 by $47,000 or 3.7%. The primary reasons for the increase in noninterest expense were a $46,000 increase in salaries and benefits, a $43,000 increase in contribution expense, a $26,000 increase in data processing expense and a $25,000 increase in real estate owned expense. The previously noted expense increases were partially offset by expense reductions in professional fees, occupancy and equipment expense, and marketing and advertising.

Income Taxes. Income tax expense for the quarter ended March 31, 2001 was $80,000 as compared to $63,000 in 2000. The increase in income tax expense was primarily due to the $139,000 increase in income before taxes in first quarter 2001, as compared to the prior year.

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

                             None

          Item 3     DEFAULTS UPON SENIOR SECURITIES

                             None

          Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     The Registrant's Annual Meeting of Stockholders was held on April 19, 2001. The following were the items voted on and the results of the stockholder voting:

                     1. The election of Bruce P. Frassinelli, Paul J. Heins, and Deborah F. Stanley to serve as directors of the Registrant each for a term of three years or until his or her successor has been elected and qualified:

                                                VOTES
                                                -----
                                                         Authority   Broker Non-
                                               For        Withheld      Votes

                     Bruce P. Frassinelli    530,266         0            0

                     Paul J. Heins           530,266         0            0

                     Deborah F. Stanley      530,266         0            0

                        The other directors of the Registrant whose terms continue after the Annual Meeting are:

                        Michael R. Brower
                        Gregory J. Kreis
                        Bernard Shapiro
                        Paul W. Schneible
                        Carl K. Walrath

                     2. Ratification of Appointment of Independent
                     Accountants

                                                VOTES
                                                -----
                                                                  Broker Non-
                          For         Against        Abstain         Votes

                        529,819         131            316            -0-

          Item 5     OTHER INFORMATION

                           None

          Item 6     EXHIBITS AND REPORTS ON FORM 8-K

                     (a)   None

                     (b)   Reports on Form 8-K

                           The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OSWEGO COUNTY BANCORP, INC.


Date: May 11, 2001                     By: /s/ Gregory J. Kreis
                                           -------------------------------------
                                           Gregory J. Kreis
                                           President and Chief Executive Officer


Date: May 11, 2001                     By: /s/ Eugene R. Sunderhaft
                                           -------------------------------------
                                           Eugene R. Sunderhaft
                                           Senior Vice President and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)