Form 10QSB
period 2001-06-30
OSWEGO COUNTY BANCORP INC
filed 2001-08-13
CIK 1075954

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-QSB

                    -----------------------------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER 000-30140
                    -----------------------------------------

                           OSWEGO COUNTY BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              16-1567491
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

44 EAST BRIDGE STREET, OSWEGO, NEW YORK                           13126
---------------------------------------                   ----------------------
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

                  Number of shares of common stock outstanding
                             as of August 10 , 2001

Class                                                                Outstanding
COMMON STOCK, $.01 PAR VALUE                                           852,126
----------------------------

                           OSWEGO COUNTY BANCORP, INC.
                                   FORM 10-QSB
                                      INDEX

Part I - FINANCIAL INFORMATION                                              PAGE

            Item 1 - Financial statements (unaudited):

                  Consolidated Statements of Financial
                  Condition at June 30, 2001 and December
                  31, 2000                                                  1

                  Consolidated Statements of Income for the
                  three and six month periods ended June 30,
                  2001 and June 30, 2000                                    2

                  Consolidated Statements of Cash Flows for
                  the six month periods ended June 30, 2001
                  and June 30, 2000                                         3

                  Notes to Unaudited Condensed Consolidated
                  Financial Statements                                      4-7

            Item 2 - Management's Discussion and Analysis                   7-15

Part II - OTHER INFORMATION

            Item 1 - Legal Proceedings                                      16

            Item 2 - Changes in Securities and Use of
            Proceeds                                                        16

            Item 3 - Defaults Upon Senior Securities                        16

            Item 4 - Submission of Matters to a Vote of
            Security Holders                                                16

            Item 5 - Other Information                                      16

            Item 6 - Exhibits and Reports on Form 8-K                       16

            Signatures                                                      17

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)

                                                                                        June 30,      December 31,
                                     Assets                                               2001           2000
                                                                                        --------      ------------
                                                                                        (unaudited)
Cash and due from banks                                                                 $   5,809          7,119
Federal funds sold                                                                          1,634             --
Securities available for sale, at fair value                                               40,128         19,859
Securities held to maturity, fair value of $13,219 in 2000                                     --         13,308

Loans                                                                                      96,120         87,081
   Less allowance for loan losses                                                           1,202          1,121
                                                                                        ---------       --------
            Loans, net                                                                     94,918         85,960
                                                                                        ---------       --------

Real estate owned                                                                              42            165
Premises and equipment, net                                                                 3,594          3,053
Accrued interest receivable                                                                 1,034            991
Bank owned life insurance                                                                   4,622          4,419
Other assets                                                                                1,558          1,586
                                                                                        ---------       --------
            Total assets                                                                $ 153,339        136,460
                                                                                        =========       ========

                        Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Demand                                                                               17,005         15,183
      Savings and money market                                                             58,593         49,737
      Time                                                                                 45,673         40,967
                                                                                        ---------       --------
                                                                                          121,271        105,887

   Escrow deposits                                                                          1,041          1,492
   Short-term borrowings                                                                    3,000          3,200
   Long-term debt                                                                          11,000          9,000
   Other liabilities                                                                        1,645          2,149
                                                                                        ---------       --------
            Total liabilities                                                             137,957        121,728
                                                                                        ---------       --------

Shareholders' equity:
   Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued               --             --
   Common stock, $0.01 par value, 3,000,000 shares authorized, 896,626 and 893,824
      shares issued at June 30, 2001 and December 31, 2000                                      9              9
   Additional paid-in capital                                                               3,268          3,241
   Unvested restricted stock awards 5,694 and 5,604 shares at June 30, 2001
      and December 31, 2000                                                                   (53)           (50)
   Treasury stock, at cost ( 44,500 shares at June 30, 2001 and December 31, 2000)           (473)          (473)
   Unallocated common stock held by Employee Stock Ownership
      Plan (ESOP), 25,129 and 26,727 shares at June 30, 2001 and December 31, 2000           (241)          (259)
   Retained earnings                                                                       12,720         12,303
   Accumulated other comprehensive income (loss)                                              152            (39)
                                                                                        ---------       --------

            Total shareholders' equity                                                     15,382         14,732
                                                                                        ---------       --------
            Total liabilities and shareholders' equity                                  $ 153,339        136,460
                                                                                        =========       ========

    See accompanying notes to consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                        (In thousands, except share data)
                                   (unaudited)

                                                             Three months ended June 30,     Six months ended June 30,
                                                             ---------------------------     -------------------------
                                                                   2001        2000               2001        2000
                                                                  ------      ------             ------      ------
Interest income:
   Loans                                                          $1,951       1,607             $3,823       3,146
   Securities                                                        506         588                980       1,162
   Federal funds sold and other short-term investments                61          32                134          45
                                                                  ------      ------             ------      ------

         Total interest income                                     2,518       2,227              4,937       4,353
                                                                  ------      ------             ------      ------

Interest expense:
   Deposits and escrow accounts                                    1,014         852              1,996       1,654
   Borrowings                                                        204         137                397         215
                                                                  ------      ------             ------      ------

         Total interest expense                                    1,218         989              2,393       1,869
                                                                  ------      ------             ------      ------

         Net interest income                                       1,300       1,238              2,544       2,484

Provision for loan losses                                             36          15                 72          30
                                                                  ------      ------             ------      ------

         Net interest income after provision for loan losses       1,264       1,223              2,472       2,454
                                                                  ------      ------             ------      ------

Noninterest income:
   Service charges                                                   378         264                707         507
   Net gain (losses) on securities transactions                       --          --                 47         (13)
   Other                                                              60         111                143         131
                                                                  ------      ------             ------      ------

         Total noninterest income                                    438         375                897         625
                                                                  ------      ------             ------      ------

Noninterest expenses:
   Salaries and employee benefits                                    648         622              1,272       1,200
   Occupancy and equipment                                           231         236                441         456
   Data processing                                                   155         153                281         243
   Office supplies, printing and postage                              80          56                131         117
   Professional fees                                                  77         152                159         303
   Real estate owned, net                                              5          (2)                23          (9)
   Director fees                                                      27          27                 54          69
   Marketing and advertising                                          75          52                 92          88
   Contributions                                                       7          15                 64          29
   Other                                                              77         164                201         268
                                                                  ------      ------             ------      ------

         Total noninterest expenses                                1,382       1,475              2,718       2,764
                                                                  ------      ------             ------      ------

Income before income tax expense                                     320         123                651         315

Income tax expense                                                    57          26                137          89
                                                                  ------      ------             ------      ------

         Net income                                               $  263          97             $  514         226
                                                                  ======      ======             ======      ======

Basic earnings  per share                                         $ 0.32        0.11             $ 0.63        0.26
                                                                  ======      ======             ======      ======

Diluted earnings per share                                        $ 0.32        0.11             $ 0.62        0.26
                                                                  ======      ======             ======      ======

See accompanying notes to consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                          Six months ended June 30,
                                                                                            2001          2000
                                                                                           --------       -------
Cash flows from operating activities:
   Net income                                                                              $    514           226
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                           191           200
         Provision for loan losses                                                               72            30
         Writedown on real estate owned                                                          12            --
         Net gain on sale of real estate owned                                                   (1)          (18)
         Net (gain) loss on securities transactions                                             (47)           13
         Net increase in cash surrender value of life insurance                                (103)          (32)
         Net amortization on securities                                                          32            12
         ESOP stock released for allocation and amortization of  retricted stock                 24            17
         Change in:
            Accrued interest receivable                                                         (37)          (63)
            Other assets                                                                        252         1,169
            Other liabilities                                                                  (504)          491
                                                                                           --------       -------
                  Net cash provided by operating activities                                     405         2,045
                                                                                           --------       -------

Cash flows from investing activities:
   Proceeds from sale of securities available for sale                                        7,663           987
   Proceeds from maturity of and principal collected on securities available for sale        10,048            --
   Proceeds from maturity of and principal collected on securities held to maturity              --           604
   Purchases of securities available for sale                                               (24,338)       (1,000)
   Purchase of loans                                                                         (4,100)           --
   Disbursements for loan originations net of principal collections                          (3,903)       (7,014)
   Proceeds from sale of real estate owned                                                      222           321
   Purchase of bank owned life insurance                                                       (100)       (4,282)
   Purchases of premises and equipment, net of disposals                                       (591)         (291)
   Net cash provided by acquisition of branch                                                 2,439            --
                                                                                           --------       -------
                  Net cash used in  investing activities                                    (12,660)      (10,675)
                                                                                           --------       -------

Cash flows from financing activities:
   Net increase in demand, savings and money market deposits                                  7,297         3,414
   Net increase in time deposits                                                              4,012         1,568
   Net decrease in escrow deposits                                                             (451)         (399)
   Net decrease in short-term borrowings                                                       (200)         (450)
   Proceeds from long-term debt                                                               2,000         4,000
   Net proceeds from the exercise of stock options                                               18            --
   Purchase of common stock by ESOP                                                              --           (50)
   Purchase of treasury stock                                                                    --          (122)
   Dividends on common stock                                                                    (97)          (28)
                                                                                           --------       -------
                  Net cash provided by financing activities                                  12,579         7,933
                                                                                           --------       -------

Net increase (decrease) in cash and cash equivalents                                            324          (697)

Cash and cash equivalents at beginning of period                                              7,119         6,450
                                                                                           --------       -------

Cash and cash equivalents at end of period                                                 $  7,443         5,753
                                                                                           ========       =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                             $  2,379         1,828
      Income taxes                                                                              239            55
                                                                                           ========       =======

   Non-cash investing activities:
      Transfer of loans to real estate owned                                               $    110           110

      Transfer of securities held to maturity to availible for sale upon adoption of
         SFAS No. 133                                                                        13,308            --

      Adjustment of securities available for sale to fair value, net of taxes              $    191            (7)
                                                                                           ========       =======

See accompanying notes to consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2001

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

      Weighted average shares utilized     Three months ended June 30,      Six months ended June 30,
      in per share computations               2001            2000            2001            2000
      ------------------------------         -------         -------         -------         -------
      For basic earnings per share           819,892         851,991         818,503         854,830

      Added for: Stock options                 8,077              --           6,952              --
                 Restricted stock                898              --             823              --
                                             -------         -------         -------         -------

      For diluted earnings per share         828,867         851,991         826,278         854,830
                                             =======         =======         =======         =======

(3)   Comprehensive income

      The components of comprehensive income for the three-month and the six-month periods ended June 30, 2001 and 2000 are as follows.

                                                               Three months ended June 30,   Six months ended June 30,
                                  (thousands)                        2001        2000           2001          2000
                                                                     ----         ---           ----          ----
      Net income                                                     $263          97            514           226
      Other comprehensive income, net of taxes:
         Change in net unrealized gain (loss) on securities
            available for sale, including the effect of
            securites transferred (note 4)                             54          21            219           (12)
         less: Reclassification adjustment for securities
                  (gains) losses included in net income                --          --            (28)            8
                                                                     ----         ---           ----          ----
      Total other comprehensive income (loss)                          54          21            191            (4)
                                                                     ----         ---           ----          ----
      Total comprehensive income                                     $317         118            705           222
                                                                     ====         ===           ====          ====

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

(5)   Impact of Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

      SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      The Company is required to adopt the provisions of SFAS No. 141 immediately. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

      SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

      As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $336,000, which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $4,000 for the three and six months ended June 30, 2001. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

(6)   Acquisitions

      On May 10, 2001, the Company acquired the BSB Bank & Trust Co. branch located in the P&C Food Market store on Route 104 East in Oswego. On the acquisition date the Company acquired $1.2 million of loans, $380,000 of other assets and assumed deposit liabilities of $4.1 million. As a part of the transaction the Company received a cash payment from BSB Bank & Trust Co of $2.2 million for the liabilities assumed and the assets purchased. The transaction was treated as a purchase, and the Company recorded goodwill of approximately $352,000, which is being amortized on a straight-line basis over a 15-year period.

(7)   Subsequent events

      On July 19, 2001 the Board of Directors declared a dividend of eight cents per share payable on or about August 13th to shareholders of record on July 30th.

Item 2. Management's Discussion and Analysis

FINANCIAL CONDITION - Total assets increased by $16.9 million or 12.4% to $153.3 million during the six-month period ended June 30, 2001. On May 10, 2001, the Company acquired the Oswego branch of the BSB Bank & Trust Co. As a result of the acquisition total assets increased approximately $4.1 million. Shareholders' equity increased by $650,000 during the six-month period period ended June 30, 2001, mainly as a result of the Company's net income of $514,000 and a $191,000 increase in accumulated other comprehensive income that resulted from the net appreciation of securities.

Total securities increased by $7.0 million, or 21.0% during the six month period due primarily to increased investments in corporate bonds, municipal securities and Federal Home Loan Bank preferred stock. A net gain of $47,000 was recorded from the sale of securities available for sale in the six month period ended June 30, 2001. On January 1, 2001 the Company adopted SFAS No. 133. As a part of the adoption, all securities classified as held to maturity were transferred to securities available for sale and reported at fair value. The securities transferred had an amortized cost of $13,308,000 and a fair value of $13,219,000. The composition of the Company's securities portfolios is summarized below.

                                                              June 30,     December 31,
                                           (thousands)          2001           2000
                                                              --------     ------------
         Securities available for sale (fair value)
      U.S. Government agency bonds                            $19,326         18,967
      Corporate bonds                                           7,625             --
      Municipal securities                                      7,572             --
      Mortgage-backed securities                                  720             --
      Federal Home Loan Bank and other capital stock            4,885            892
                                                              -------         ------
                                                               40,128         19,859

         Securities held to maturity (amortized cost)
      U.S. Government agency bonds                                 --          3,000
      Corporate bonds                                              --          4,229
      Municipal securities                                         --          3,672
      Mortgage-backed securities                                   --          2,407
                                                              -------         ------
                                                                   --         13,308

               Total securities                               $40,128         33,167
                                                              =======         ======

Loans increased by $9.0 million or 10.4% during the six-month period ended June 30, 2001. Commercial mortgages and loans increased $7.5 million, consumer loans increased $2.1 million and residential mortgages decreased $512,000. The increase in consumer loans included $1.1 million of loans acquired as a part of the BSB Bank & Trust Co branch acquisition. The growth in commercial lending includes $4.1 million of loans guaranteed by the Small Business Administration that the Company purchased during the first six months of 2001. Commercial business loans now account for 13.0% of the total loan portfolio. Such loans typically carry higher rates of interest than certain other loan products, and many of the loans carry interest rates that vary with changes in the prime rate. Loan balances by category are presented in the table that follows.

                     Loans               June 30,      December 31,
                     (thousands)            2001               2000
                                         -------             ------
            Residential mortgage
              and home equity            $63,467             63,979
            Commercial mortgage           13,377             10,762
            Commercial                    12,522              7,651
            Consumer                       6,754              4,689
                                         -------             ------
                                         $96,120             87,081
                                         =======             ======

The Company's deposits increased by $15.4 million or 14.5% in the first six months of 2001. The increase was in demand, interest bearing savings and time deposits. The increase in deposits included approximately $4.1 million of deposits purchased as a part of the BSB Bank & Trust Co Branch acquisition. The Company believes the recent stock market volatility has driven some customers to seek risk free guaranteed interest returns offered by the Company's various deposit programs.

The Company's borrowings increased $1.8 million to $14 million in the first six months of 2001. Borrowings increased to fund asset growth during the six-month period. The increase in borrowings resulted from a $2.0 million increase in long-term debt and a $200,000 reduction in short-term borrowings. In June, the Company borrowed $2.0 million from the Federal Home Loan Bank of New York for a term of 10 years with a fixed rate of 4.5% for the first two years and convertible at the option of the Federal Home Loan Bank to current market rates thereafter.

Shareholders' equity increased $650,000 or 4.4% in the six month period ended June 30, 2001. The increase in stockholders' equity resulted from net income for the period of $514,000, a $191,000 increase in accumulated other comprehensive income from the net appreciation of securities, the issuance of $18,000 of common stock that resulted from the exercise of options, the release of ESOP shares and the amortization of restricted stock. The increases were partially offset by dividend payments of $97,000.

In April 2001, the Company announced a limited share buyback program covering up to 5% of the Company's outstanding common stock, subject to market conditions. No shares were purchased under this program during the quarter. The Company had a similar program during 2000 under which the Company purchased 44,500 shares of common stock.

The Company has continued to benefit from actions in recent years designed to improve credit quality. At June 30, 2001, nonperforming assets were further reduced to 0.51% of total assets, down from 0.90% at December 31, 2000. A summary of the Company's nonperforming assets and related ratios follows.

                       Nonperforming assets       June 30,     December 31,
                      (dollars in thousands)          2001             2000
                                                  --------     ------------
                  Nonaccrual loans                  $747          1,083
                  Other real estate                   42            165
                                                    ----          -----

                    Nonperforming assets            $789          1,248
                                                    ====          =====

                  Nonperforming assets
                     to total assets                0.51%          0.90%
                  Allowance for loan losses
                     to nonperforming loans       160.90%        103.50%

While management views the recent experience with respect to nonperforming assets to be favorable, future experience will be affected by regional and national economic conditions, underwriting judgments and business and personal factors affecting the Bank's customers. Although management considers the Company's loan loss allowance to be adequate, similar factors will determine the adequacy of the allowance in future periods. In addition, banking regulators' judgments regarding the adequacy of the allowance may differ from management's and further additions may be required.

Results of Operations for the Three Months Ended June 30, 2001 Versus the Three Months Ended June 30, 2000

Net income was $263,000 in the second quarter of 2001 compared to net income of $97,000 in the second quarter of 2000. Net interest income increased $62,000, noninterest income improved by $63,000, noninterest expenses decreased by $93,000 partially offset by increases of $21,000 in the provision for loan losses and $31,000 in income tax expense. Return on average equity improved to 6.97% in the second quarter of 2001 compared to 2.74% in the year earlier quarter. Return on average assets also increased in the second quarter of 2001 to 0.71% compared to 0.30% in the second quarter of 2000.

Net Interest Income. Net interest income increased $62,000 in the second quarter of 2001 to $1.3 million. The increase in net interest income in the second quarter was the result of an increase in interest income of $291,000 that was offset by an increase in interest expense of $229,000. The Company's net interest rate spread of 3.38% for the second quarter of 2001 decreased 29 basis points from second quarter of 2000. The decrease in interest rate spread was due to lower rates on interest earning assets, which were offset by higher interest rates on deposits and borrowings. For the quarter ended June 30, 2001 net interest income increased $149,000 from increases in volume of interest earning assets and interest earning liabilities and decreased $87,000 from changes in interest rates.

Interest Income. Interest income increased by $291,000 or 13.1%, to $2.5 million in the second quarter of 2001 compared to $2.2 million for 2000. The reason for the increase in interest income was a $344,000 increase in loan interest income that was the result of slightly higher rates and a $16.2 million or 21.1% increase in average loans. The increase in loan interest income was offset by a $53,000 reduction in interest income earned from securities and federal funds sold. The reduced investment interest income is due to lower average investment balances and lower rates earned on investments in the second quarter of 2001 compared to 2000.

Interest Expense. Interest expense was $1.2 million for the second quarter of 2001 compared to $989,000 for 2000. The increase in interest expense resulted from higher interest rates on deposits and borrowings and higher average balances of deposits and borrowings. Average deposits balances increased $12.3 million or 13.7% compared to the second quarter of 2000. Average borrowings increased $4.0 million due to increased borrowing to fund asset growth.

                    NET INTEREST INCOME, RATES AND BALANCES
                             Quarter Ended June 30,

                                                  Interest                   Yields/ Rates             Average balances
                                           -----------------------      ----------------------      ---------------------
(dollars in thousands)                         2001           2000          2001          2000          2001         2000
                                           --------       --------      --------      --------      --------     --------
Interest earning assets:
Loans, gross (a)                           $  1,951          1,607          8.44%         8.42%     $ 92,694       76,527
Securities, at amortized cost                   506            588          5.79%         6.29%       35,032       37,473
Federal funds sold & other                       61             32          5.48%         6.53%        4,466        1,965
                                           --------       --------      --------      --------      --------     --------
   Total interest earning assets              2,518          2,227          7.64%         7.70%      132,192      115,965

Noninterest earning assets                                                                            15,566       12,302
                                                                                                    --------     --------
   Total assets                                                                                     $147,758      128,267

Interest bearing liabilities:
Savings, now, money market (b)                  378            324          2.64%         2.57%     $ 57,323       50,589
Time deposits                                   636            528          5.70%         5.41%       44,716       39,148
Borrowings                                      204            137          6.51%         6.44%       12,571        8,527
                                           --------       --------      --------      --------      --------     --------
   Total interest bearing liabilities         1,218            989          4.26%         4.03%      114,610       98,264

Noninterest bearing deposits                                                                          16,436       14,063
Other noninterest liabilities                                                                          1,583        1,728
                                                                                                    --------     --------
   Total liabilities                                                                                 132,629      114,055
Shareholders' equity                                                                                  15,129       14,212
                                                                                                    --------     --------
   Total liabilities & equity                                                                       $147,758      128,267
Net interest income                        $  1,300          1,238
Excess of earning assets
   over interest bearing liabilities                                                                $ 17,582       17,701
Interest rate spread                                                        3.38%         3.67%
Net interest margin (c)                                                     3.94%         4.28%

(a)   Includes nonaccruing loans.
(b)   Includes escrow deposits.
(c)   Net interest income divided by average interest-earning assets.
(d)   No tax equivalent adjustments were made.

Provision for Loan Losses. The provision for loan losses was $36,000 in the second quarter of 2001 compared to $15,000 in the second quarter of 2000. Provisions for loan losses are recorded to maintain the allowance for loan losses at an amount management considers adequate to cover losses, which are deemed probable and can be estimated. Additional information regarding the allowance for loan losses is provided in the table that follows.

                      Allowance for loan losses          Quarter ended June 30,
                              (thousands)                    2001          2000
                                                          -------        ------
            Balance, beginning of quarter                 $ 1,141         1,060
               Provision for loan losses                       36            15
               Charge-offs                                     (4)          (37)
               Recoveries                                      29            32
                                                          -------        ------

                                                          $ 1,202         1,070
                                                          =======        ======

            Charge-offs (annualized) to average loans        0.02%         0.21%
            Allowance to ending loans                        1.25%         1.34%

Noninterest Income. Noninterest income increased $63,000 to $438,000 in the second quarter of 2001 compared to $375,000 in 2000. The increase in noninterest income is due, in part, to the Company's continued efforts to increase revenues from noninterest sources through revising fee structures and enhancing services. Additionally, in the quarter, the Company's noninterest income included net earnings on life insurance policies acquired on the lives of Directors. For the quarter ended June 30, 2001 compared to 2000, service charges and other income increased $44,000, and life insurance policy income increased $19,000.

Noninterest Expense. Noninterest expense decreased during the second quarter of 2001 by $93,000 or 6.4%. The primary reasons for the decrease in noninterest expense were an $87,000 decrease in other expenses, a $75,000 decrease in professional fees and an $8,000 decrease in contributions. The expense reductions in 2001 are the result of reduced professional fees incurred in 2000 associated with a profitability study, cost control programs implemented in 2001 and a reduction of the directors' deferred compensation liability due to reduced asset values. The previously noted expense decreases were partially offset by expense increases in salaries, postage, marketing and advertising.

Income Taxes. Income tax expense for the quarter ended June 30, 2001 was $57,000 as compared to $26,000 in 2000. The increase in income tax expense was primarily due to the $197,000 increase in income before taxes in second quarter 2001, as compared to the prior year.

Results of Operations for the Six Months Ended June 30, 2001 Versus the Six Months Ended June 30, 2000

For the six months ended June 30, 2001, the Company recorded net income of $514,000, an increase of $288,000 or 127.4%, as compared to a net income of $266,000 for the six month period ended June 30, 2000. Net interest income increased $62,000, noninterest income improved by $272,000, noninterest expenses decreased by $46,000 partially offset by increases of $42,000 in the provision for loan losses and $48,000 in income tax expense. Return on average equity improved to 6.92% for the six months ended June 30, 2001 compared to 3.19% in the prior year. Return on average assets also increased for the six months ended June 30, 2001 to 0.72% compared to 0.36% in 2000.

Net Interest Income. Net interest income increased $60,000 for the six months ended June 30, 2001 to $2.5 million. The increase in net interest income was the result of an increase in interest income of $584,000 that was offset by an increase in net interest expense of $524,000. The Company's net interest rate spread of 3.44% for the six months ended June 30, 2001 decreased 27 basis points from the six months ended June 30, 2000. The decrease in interest rate spread was due to higher rates on interest earning assets, which were offset by higher interest rates on deposits and borrowings. For the six months ended June 30, 2001 net interest income increased $196,000 from increases in volume of interest earning assets and interest earning liabilities and decreased $136,000 from changes in interest rates.

Interest Income. Interest income increased by $584,000 or 13.4%, to $4.9 million in the six months ended June 30, 2001 compared to $4.4 million for 2000. The reason for the increase in interest income was a $677,000 increase in loan interest income that was the result of slightly higher rates and a $14.9 million or 19.8% increase in average loans. The increase in loan interest income was offset by a $93,000 reduction in interest income earned from securities and federal funds sold. The reduced investment interest income is due to lower average investment balances and lower rates earned on investments in the first six months of 2001 compared to 2000.

Interest Expense. Interest expense was $2.4 million for the six months ended June 30, 2001 compared to $1.9 million for 2000. The increase in interest expense resulted from higher interest rates on deposits and borrowings and higher average balances for deposits and borrowings. Average deposits balances increased $9.6 million or 10.8% compared to 2000. Average borrowings increased $5.4 million due to increased borrowing to fund asset growth.

                    NET INTEREST INCOME, RATES AND BALANCES
                            Six Month Ended June 30,

                                                       Interest                   Yields/ Rates             Average balances
                                                -----------------------      ----------------------      ----------------------
(dollars in thousands)                              2001           2000          2001          2000          2001          2000
                                                --------       --------      --------      --------      --------      --------
Interest earning assets:
Loans, gross (a)                                $  3,823          3,146          8.55%         8.38%     $ 90,203        75,286
Securities, at amortized cost                        980          1,162          5.99%         6.20%       33,011        37,615
Federal funds sold & other                           134             45          6.24%         6.37%        4,329         1,416
                                                --------       --------      --------      --------      --------      --------
   Total interest earning assets                   4,937          4,353          7.81%         7.64%      127,543       114,317

Noninterest earning assets                                                                                 15,359        10,785
                                                                                                         --------      --------
   Total assets                                                                                          $142,902       125,102

Interest bearing liabilities:
Savings, now, money market (b)                       744            631          2.75%         2.54%     $ 54,514        49,853
Time deposits                                      1,252          1,023          5.79%         5.30%       43,635        38,720
Borrowings                                           397            215          6.51%         6.28%       12,299         6,861
                                                --------       --------      --------      --------      --------      --------
   Total interest bearing liabilities              2,393          1,869          4.37%         3.93%      110,448        95,434

Noninterest bearing deposits                                                                               15,701        13,855
Other noninterest liabilities                                                                               1,781         1,615
                                                                                                         --------      --------
   Total liabilities                                                                                      127,930       110,904
Shareholders' equity                                                                                       14,972        14,198
                                                                                                         --------      --------
   Total liabilities & equity                                                                            $142,902       125,102
Net interest income                             $  2,544         2,484
Excess of earning assets
   over interest bearing liabilities                                                                     $ 17,095        18,883
Interest rate spread                                                             3.44%         3.71%
Net interest margin (c)                                                          4.02%         4.36%

(a)   Includes nonaccruing loans.
(b)   Includes escrow deposits.
(c)   Net interest income divided by average interest-earning assets.
(d)   No tax equivalent adjustments were made.

Provision for Loan Losses. The provision for loan losses was $72,000 in the six months ended June 30, 2001 compared to $30,000 in 2000. Provisions for loan losses are recorded to maintain the allowance for loan losses at an amount management considers adequate to cover losses, which are deemed probable and can be estimated. Additional information regarding the allowance for loan losses is provided in the table that follows.

                     Allowance for loan losses        Six months ended June 30,
                            (thousands)                      2001          2000
                                                          -------        ------
            Balance, beginning of period                  $ 1,121         1,069
               Provision for loan losses                       72            30
               Charge-offs                                    (24)          (66)
               Recoveries                                      33            37
                                                          -------        ------

                                                          $ 1,202         1,070
                                                          =======        ======

Noninterest Income. Noninterest income increased $272,000 to $897,000 in the six months ended June 30, 2001 compared to $625,000 in 2000. The increase in noninterest income is due, in part, to the Company's continued efforts to increase revenues from noninterest sources through revising fee structures and enhancing services. Additionally, in the six months ended June 30, 2001, the Company's noninterest income included net earnings on life insurance policies acquired on the lives of Directors and net gains from security transactions. For the six months ended June 30, 2001 compared to 2000, service charges and other income increased $141,000, net gain on security transactions increased $60,000 and life insurance policy income increased $71,000.

Noninterest Expense. Noninterest expense decreased during the six months ended June 30, 2001 by $46,000 compared to 2001. The primary reasons for the decrease in noninterest expense were a $144,000 decrease in professional fees, and a $67,000 decrease in other expenses. The expense reductions in 2001 are the result of reduced professional fees incurred in 2000 associated with a profitability study, cost control programs implemented in 2001 and a reduction of the directors' deferred compensation liability due to reduced asset values. The previously noted expense decreases were partially offset by expense increases in salaries, data processing, and contributions.

Income Taxes. Income tax expense for the six months ended June 30, 2001 was $137,000 as compared to $89,000 in 2000. The increase in income tax expense was primarily due to the $336,000 increase in income before taxes in the six months ended June 30, 2001, as compared to the prior year.

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

                     None

          Item 3 DEFAULTS UPON SENIOR SECURITIES

                     None

          Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None

          Item 5 OTHER INFORMATION

                     None

          Item 6 EXHIBITS AND REPORTS ON FORM 8-K

                 (a) None

                 (b) Reports on Form 8-K

                     The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OSWEGO COUNTY BANCORP, INC.


Date: August 13, 2001                  By: /s/ Gregory J. Kreis
                                           ------------------------------------
                                           Gregory J. Kreis
                                           President and Chief Executive Officer

Date: August 13, 2001                  By: /s/ Eugene R. Sunderhaft
                                           ------------------------------------
                                           Eugene R. Sunderhaft
                                           Senior Vice President and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)