Form 10QSB
period 2001-09-30
OSWEGO COUNTY BANCORP INC
filed 2001-11-13
CIK 1075954

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                    -----------------------------------------

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER 000-30140
                    -----------------------------------------

                           OSWEGO COUNTY BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                        16-1567491
    ------------------------------                        ----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification Number)

44 EAST BRIDGE STREET, OSWEGO, NEW YORK                            13126
---------------------------------------                         ----------
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

                  Number of shares of common stock outstanding
                             as of November 9 , 2001

Class                                                                Outstanding
COMMON STOCK, $.01 PAR VALUE                                           852,276

                           OSWEGO COUNTY BANCORP, INC.
                                   FORM 10-QSB
                                      INDEX

Part I - FINANCIAL INFORMATION                                              PAGE

     Item 1 - Financial statements (unaudited):

              Consolidated Statements of Financial
              Condition at September 30, 2001 and December 31,
              2000                                                             1

              Consolidated Statements of Income
              for the three and nine month periods ended
              September 30, 2001 and September 30, 2000                        2

              Consolidated Statements of  Cash Flows
              for the nine month periods ended September 30, 2001
              and September 30, 2000                                           3

              Notes to Unaudited Condensed Consolidated
              Financial Statements                                           4-7

     Item 2 - Management's Discussion and Analysis                          7-17

Part II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                               18

     Item 2 - Changes in Securities and Use of Proceeds                       18

     Item 3 - Defaults Upon Senior Securities                                 18

     Item 4 - Submission of Matters to a Vote of Security Holders             18

     Item 5 - Other Information                                               18

     Item 6 - Exhibits and Reports on Form 8-K                                18

     Signatures                                                               19

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                  Consolidated Statements of Financial Condition
                        (In thousands, except share data)

                                                                                              September 30,  December 31,
                            Assets                                                                2001           2000
                                                                                                ---------      --------
                                                                                               (unaudited)

Cash and due from banks                                                                         $   5,872         7,119
Federal funds sold                                                                                    759            --
Loans held for sale                                                                                 6,523            --
Securities available for sale, at fair value                                                       39,131        19,859
Securities held to maturity, fair value of $13,219 in 2000                                             --        13,308

Loans                                                                                              98,766        87,081
        Less allowance for loan losses                                                              1,161         1,121
                                                                                                ---------      --------
                  Loans, net                                                                       97,605        85,960
                                                                                                ---------      --------

Real estate owned                                                                                      15           165
Premises and equipment, net                                                                         3,586         3,053
Accrued interest receivable                                                                         1,042           991
Bank owned life insurance                                                                           4,674         4,419
Other assets                                                                                        1,931         1,586
                                                                                                ---------      --------
                  Total assets                                                                  $ 161,138       136,460
                                                                                                =========      ========

                       Liabilities and Shareholders' Equity
Liabilities:
        Deposits:
           Demand                                                                                  19,351        15,183
           Savings and money market                                                                61,775        49,737
           Time                                                                                    47,130        40,967
                                                                                                ---------      --------
                                                                                                  128,256       105,887

        Escrow deposits                                                                             1,109         1,492
        Short-term borrowings                                                                       3,000         3,200
        Long-term debt                                                                             11,000         9,000
        Other liabilities                                                                           1,947         2,149
                                                                                                ---------      --------
                  Total liabilities                                                               145,312       121,728
                                                                                                ---------      --------

Shareholders' equity:
        Preferred stock, $0.01 par value, 500,000 shares authorized, no shares
           issued                                                                                      --            --
        Common stock, $0.01 par value, 3,000,000 shares authorized,
           896,776 and 893,824 shares issued at September 30, 2001 and December 31, 2000                9             9
        Additional paid-in capital                                                                  3,270         3,241
        Unvested restricted stock awards 5,469 and 5,604 shares at September 30, 2001
           and December 31, 2000                                                                      (51)          (50)
        Treasury stock, at cost (44,500 shares at September 30, 2001 and December 31, 2000)          (473)         (473)
        Unallocated common stock held by Employee Stock Ownership
           Plan (ESOP), 24,330 and 26,727 shares at September 30, 2001 and December 31, 2000         (229)         (259)
        Retained earnings                                                                          12,946        12,303
        Accumulated other comprehensive income (loss)                                                 354           (39)
                                                                                                ---------      --------

                  Total shareholders' equity                                                       15,826        14,732
                                                                                                ---------      --------
                  Total liabilities and shareholders' equity                                    $ 161,138       136,460
                                                                                                =========      ========

        See accompanying notes to consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                        (In thousands, except share data)
                                  (unaudited)

                                                               Three months ended       Nine months ended
                                                                  September 30,           September 30,
                                                               ------------------       -----------------
                                                                2001        2000         2001       2000
                                                               -------      -----       ------     ------
Interest income:
   Loans                                                       $ 1,990      1,778       $5,813      4,924
   Securities                                                      541        570        1,521      1,732
   Federal funds sold and other short-term investments              29          3          163         48
                                                               -------      -----       ------     ------

         Total interest income                                   2,560      2,351        7,497      6,704
                                                               -------      -----       ------     ------

Interest expense:
   Deposits and escrow accounts                                  1,003        925        2,999      2,579
   Borrowings                                                      221        177          618        392
                                                               -------      -----       ------     ------

         Total interest expense                                  1,224      1,102        3,617      2,971
                                                               -------      -----       ------     ------

         Net interest income                                     1,336      1,249        3,880      3,733

Provision for loan losses                                           36         80          108        110
                                                               -------      -----       ------     ------

         Net interest income after provision for loan losses     1,300      1,169        3,772      3,623
                                                               -------      -----       ------     ------

Noninterest income:
   Service charges                                                 443        292        1,150        750
   Net gain (losses) on securities transactions                      4         --           51        (13)
   Other                                                            88         89          231        220
                                                               -------      -----       ------     ------

         Total noninterest income                                  535        381        1,432        957
                                                               -------      -----       ------     ------

Noninterest expenses:
   Salaries and employee benefits                                  705        627        1,977      1,827
   Occupancy and equipment                                         210        198          651        654
   Data processing                                                 157        125          438        368
   Office supplies, printing and postage                            73         45          204        162
   Professional fees                                                70        130          229        433
   Real estate owned, net                                           (2)         2           21         (7)
   Director fees                                                    25         27           79         96
   Marketing and advertising                                        75         23          167        111
   Contributions                                                     1          6           65         36
   Other                                                           158        116          359        334
                                                               -------      -----       ------     ------

         Total noninterest expenses                              1,472      1,299        4,190      4,014
                                                               -------      -----       ------     ------

Income before income tax expense                                   363        251        1,014        566

Income tax expense                                                  66         68          203        157
                                                               -------      -----       ------     ------

         Net income                                            $   297        183       $  811        409
                                                               =======      =====       ======     ======

Basic earnings  per share                                      $  0.36       0.22       $ 0.99       0.48
                                                               =======      =====       ======     ======

Diluted earnings per share                                     $  0.36       0.22       $ 0.98       0.48
                                                               =======      =====       ======     ======

See accompanying notes to consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                        Nine months ended
                                                                           September 30,
                                                                         2001       2000
                                                                       --------    -------
Cash flows from operating activities:
    Net income                                                         $    811        409
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation                                                      292        282
          Provision for loan losses                                         108        110
          Writedown on real estate owned                                     39         --
          Net gain on sale of real estate owned                              (1)       (18)
          Net (gain) loss on securities transactions                        (51)        13
          Net increase in cash surrender value of life insurance           (155)       (90)
          Net amortization on securities                                     62         16
          ESOP stock released for allocation and amortization of
            retricted stock                                                  40         28
          Change in:
             Accrued interest receivable                                    (45)       (52)
             Other assets                                                  (209)     1,097
             Other liabilities                                             (250)       759
                                                                       --------    -------
                    Net cash provided by operating activities               641      2,554
                                                                       --------    -------

Cash flows from investing activities:
    Proceeds from sale of securities available for sale                  20,333        987
    Proceeds from maturity of and principal collected on
      securities available for sale                                       3,037         --
    Proceeds from maturity of and principal collected on
      securities held to maturity                                            --      1,764
    Purchases of securities available for sale                          (28,689)    (1,260)
    Purchase of loans                                                    (4,100)        --
    Disbursements for loan originations net of principal collections    (13,148)   (14,069)
    Proceeds from sale of real estate owned                                 222        321
    Purchase of bank owned life insurance                                  (100)    (4,282)
    Purchases of premises and equipment, net of disposals                  (684)      (316)
    Net cash provided by acquisition of branch                            2,439         --
                                                                       --------    -------
                    Net cash used in investing activities               (20,690)   (16,855)
                                                                       --------    -------

Cash flows from financing activities:
    Net increase in demand, savings and money market deposits            12,825      2,986
    Net increase in time deposits                                         5,469      2,917
    Net decrease in escrow deposits                                        (383)      (166)
    Net (decrease) increase in short-term borrowings                       (200)     3,500
    Proceeds from long-term debt                                          2,000      4,000
    Net proceeds from the exercise of stock options                          18         --
    Purchase of common stock by ESOP                                         --        (50)
    Purchase of treasury stock                                               --       (188)
    Dividends on common stock                                              (168)       (53)
                                                                       --------    -------
                    Net cash provided by financing activities            19,561     12,946
                                                                       --------    -------

Net increase (decrease) in cash and cash equivalents                       (488)    (1,355)

Cash and cash equivalents at beginning of period                          7,119      6,450
                                                                       --------    -------

Cash and cash equivalents at end of period                             $  6,631      5,095
                                                                       ========    =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest                                                        $  3,599      2,936
       Income taxes                                                         283        135
                                                                       ========    =======

    Non-cash investing activities:
       Transfer of loans to real estate owned                          $    110        132

       Transfer of securities held to maturity to availible
         for sale upon adoption of SFAS No. 133                          13,308         --

       Adjustment of securities available for sale to
         fair value, net of taxes                                      $    393        184
                                                                       ========    =======

See accompanying notes to consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 2001

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


                                          Quarter ended       Nine months ended
Number of shares utilized                  September 30,         September 30,
in per share computations                 2001      2000       2001       2000
------------------------------------    -------    -------    -------    -------

For basic earnings per share            821,303    845,539    819,447    851,711

Added for: Stock options                 13,200      4,569      9,036      1,534
           Restricted stock               1,512        798      1,077        268
                                        -------    -------    -------    -------

For diluted earnings per share          836,015    850,906    829,560    853,513
                                        =======    =======    =======    =======

(3)   Comprehensive income

      The components of comprehensive income for the three-month and the nine-month periods ended September 30, 2001 and 2000 are as follows.

                                                         Quarter ended    Nine months ended
                                                         September 30,      September 30,
                (thousands)                               2001   2000        2001    2000
                                                         -----   ----       ------   ----
Net income                                               $ 297    183          811    409
Other comprehensive income, net of taxes:
     Change in net unrealized gain(loss) on securities
       available for sale, including the effect of
       securites transferred (note 4)                      202    188          424    176
     less: Reclassification adjustment for securities
                gains losses included in net income         (2)    --          (31)     8
                                                         -----    ---       ------    ---
Total other comprehensive income                           200    188          393    184
                                                         -----    ---       ------    ---
Total comprehensive income                               $ 497    371        1,204    593
                                                         =====    ===       ======    ===

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

(5)   Impact of Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually.

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

      As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $336,000, which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $6,000 for the three and $10,000 for the nine months ended September 30, 2001. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

      In October 2001, the FASB issued No. 144, Accounting for Impairment or Disposal of Long -Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that there will be a material impact on the Company's financial condition or results of operations upon adoption of SFAS No. 144.

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

(7)   Subsequent events

      On October 17, 2001 the Board of Directors declared a dividend of twelve cents per share payable on or about November 12th to shareholders of record on October 29th.

Item 2. Management's Discussion and Analysis

FINANCIAL CONDITION - Total assets increased by $24.7 million or 18.1% to $161.1 million during the nine-month period ended September 30, 2001. On May 10, 2001, the Company acquired the Oswego branch of the BSB Bank & Trust Co. As a result of the acquisition total assets increased approximately $4.1 million. Shareholders' equity increased by $1.1 million during the nine-month period ended September 30, 2001, mainly as a result of the Company's net income of $811,000 and a $393,000 increase in accumulated other comprehensive income that resulted from the net appreciation of securities.

Total securities increased by $6.0 million, or 18.0% during the nine month period due primarily to increased investments in corporate bonds, municipal securities and Federal Home Loan Bank preferred stock. A net gain of $51,000 was recorded from the sale of securities available for sale in the nine month period ended September 30, 2001. On January 1, 2001 the Company adopted SFAS No. 133. As a part of the adoption, all securities classified as held to maturity were transferred to securities available for sale and reported at fair value. The securities transferred had an amortized cost of $13,308,000 and a fair value of $13,219,000. The composition of the Company's securities portfolios is summarized below.

                                                    September 30,   December 31,
                      (thousands)                       2001            2000
                                                    -------------   ------------
Securities available for sale (fair value)
U.S. Government agency bonds                           $18,664         18,967
Corporate bonds                                          7,001             --
Municipal securities                                     7,967             --
Mortgage-backed securities                                 772             --
Federal Home Loan Bank and other capital stock           4,727            892
                                                       -------         ------
                                                        39,131         19,859

Securities held to maturity (amortized cost)
U.S. Government agency bonds                                --          3,000
Corporate bonds                                             --          4,229
Municipal securities                                        --          3,672
Mortgage-backed securities                                  --          2,407
                                                       -------         ------
                                                            --         13,308

                         Total securities              $39,131         33,167
                                                       =======         ======

Loans increased by $11.7 million or 13.4% during the nine-month period ended September 30, 2001. Commercial mortgages and loans increased $8.5 million, consumer loans increased $3.2 million and residential mortgages remained constant at $64.0 million. The increase in consumer loans included $1.1 million of loans acquired as a part of the BSB Bank & Trust Co branch acquisition. The growth in commercial lending includes $3.8 million of loans guaranteed by the Small Business Administration that the Company purchased during the first nine months of 2001. Commercial business loans now account for 13.3% of the total loan portfolio. Such loans typically carry higher rates of interest than certain other loan products, and many of the loans carry interest rates that vary with changes in the prime rate. In addition to the previous mentioned loan balances, the Company had $6.5 million of loans held for sale on September 30,

2001. The loans held for sale consisted of fixed rate residential mortgages. Loan balances by category are presented in the table that follows.

    Loans (a)                                        September 30,  December 31,
                                                         2001           2000
   (thousands)                                       -------------  ------------

Residential mortgage
  and home equity                                      $64,018         63,979
Commercial mortgage                                     13,699         10,762
Commercial                                              13,174          7,651
Consumer                                                 7,875          4,689
                                                       -------         ------

                                                       $98,766         87,081
                                                       =======         ======

(a) Excludes loans held for sale

The Company's deposits increased by $22.4 million or 21.1% in the first nine months of 2001. The increase was in demand, interest bearing savings and time deposits. The increase in deposits included approximately $4.1 million of deposits related to the BSB Bank & Trust Co Branch acquisition. The Company believes stock market volatility has driven some customers to seek risk free guaranteed interest returns offered by the Company's various insured deposit programs.

The Company's borrowings increased $1.8 million to $14 million in the first nine months of 2001. Borrowings increased to fund asset growth during the nine-month period. The increase in borrowings resulted from a $2.0 million increase in long-term debt and a $200,000 reduction in short-term borrowings. In June, the Company borrowed $2.0 million from the Federal Home Loan Bank of New York for a term of 10 years with a fixed rate of 4.5% for the first two years and convertible at the option of the Federal Home Loan Bank to current market rates thereafter.

Shareholders' equity increased $1.1 million or 7.4% in the nine-month period ended September 30, 2001. The increase in shareholders' equity resulted from net income for the period of $811,000, a $393,000 increase in accumulated other comprehensive income from the net appreciation of securities, the issuance of $18,000 of common stock that resulted from the exercise of options, the release of ESOP shares and the amortization of restricted stock. The increases were partially offset by dividend payments of $168,000.

In April 2001, the Company announced a limited share buyback program covering up to 5% of the Company's outstanding common stock, subject to market conditions. No shares were purchased under this program during the quarter. The Company had a similar program during 2000 under which the Company purchased 44,500 shares of common stock.

The Company has continued to benefit from managements' actions in recent years designed to improve credit quality. At September 30, 2001, nonperforming assets were 0.55% of total assets, down from 0.90% at December 31, 2000. A summary of the Company's nonperforming assets and related ratios follows.

    Nonperforming assets                        September 30,     December 31,
    --------------------                            2001              2000
    (dollars in thousands)                      -------------     ------------
Nonaccrual loans                                    $870             1,083
Other real estate                                     15               165
                                                    ----             -----

  Nonperforming assets                              $885             1,248
                                                    ====             =====

Nonperforming assets
   to total assets                                  0.55%             0.91%
Allowance for loan losses
   to nonperforming loans                         133.45%          103.51%

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

Results of Operations for the Three Months Ended September 30, 2001 Versus the Three Months Ended September 30, 2000

Net income was $297,000 in the third quarter of 2001 compared to net income of $183,000 in the third quarter of 2000. Net interest income increased $87,000, noninterest income improved by $154,000, and the provision for loan loss was reduced by $44,000. These items were partially offset by an increase in noninterest expenses of $173,000. Return on average equity improved to 7.58% in the third quarter of 2001 compared to 5.03% in the year earlier quarter. Return on average assets also increased in the third quarter of 2001 to 0.75% compared to 0.54% in the third quarter of 2000.

Net Interest Income. Net interest income increased $87,000 in the third quarter of 2001 to $1.3 million. The increase in net interest income in the third quarter was the result of an increase in interest income of $209,000, which was offset by an increase in interest expense of $122,000. The Company's net interest rate spread of 3.17% for the third quarter of 2001 decreased 31 basis points from third quarter of 2000. The decrease in interest rate spread was due to lower rates on interest earning assets, which were partially offset by lower interest rates on deposits and borrowings. For the quarter ended September 30, 2001 net interest income increased $176,000 from increases in volume of interest earning assets and interest bearing liabilities and decreased $89,000 from changes in interest rates.

Interest Income. Interest income increased by $209,000 or 8.9%, to $2.6 million in the third quarter of 2001 compared to $2.4 million for 2000. The reason for the increase in interest income was a $212,000 increase in loan interest income that was the result of a $16.2 million or 19.3% increase in average loans. The interest rate on loans decreased in the third quarter of 2001 to 7.89% compared to 8.40% in the third quarter of 2000. The increase in loan interest income was partially offset by a $3,000 reduction in interest income earned from securities and federal funds sold.

Interest Expense. Interest expense was $1.2 million for the third quarter of 2001 compared to $1.1 million for 2000. The increase in interest expense resulted from higher average balances of deposits and barrowings partially offset by lower interest rates on deposits and borrowings. Average deposits balances increased $15.1 million or 16.3% compared to the second quarter of 2000. Average borrowings increased $3.2 million due to increased borrowing to fund asset growth.

                    NET INTEREST INCOME, RATES AND BALANCES
                          Quarter Ended September 30,

                                               Interest            Yields/ Rates          Average balances
                                         -------------------     -----------------      --------------------
   (dollars in thousands)                 2001        2000        2001        2000        2001         2000
                                         -------     -------     -------      ----      --------     -------
Interest earning assets:
Loans, gross (a)                         $ 1,990       1,778        7.89%     8.40%     $100,128      83,950
Securities, at amortized cost                541         570        5.62%     6.15%       38,191      36,793
Federal funds sold & other                    29           3        3.38%                  3,409          15
                                         -------     -------     -------      ----      --------     -------
  Total interest earning assets            2,560       2,351        7.17%     7.72%      141,728     120,758

Noninterest earning assets                                                                15,179      13,632
                                                                                        --------     -------
  Total assets                                                                          $156,907     134,390

Interest bearing liabilities:
Savings, now, money market (b)               392         349        2.54%     2.65%      $61,182      52,193
Time deposits                                611         576        5.24%     5.69%       46,266      40,184
Borrowings                                   221         177        6.26%     6.49%       14,011      10,812
                                         -------     -------     -------      ----      --------     -------
  Total interest bearing liabilities       1,224       1,102        4.00%     4.24%      121,459     103,189

Noninterest bearing deposits                                                              18,326      14,803
Other noninterest liabilities                                                              1,581       1,978
                                                                                        --------     -------
  Total liabilities                                                                      141,366     119,970
Shareholders' equity                                                                      15,541      14,420
                                                                                        --------     -------
  Total liabilities & equity                                                            $156,907     134,390
Net interest income                      $ 1,336       1,249
Excess of earning assets
  over interest bearing liabilities                                                     $ 20,269      17,569
Interest rate spread                                                3.17%     3.48%
Net interest margin (c)                                             3.74%     4.10%

(a)   Includes nonaccruing loans.
(b)   Includes escrow deposits.
(c)   Net interest income divided by average interest-earning assets.
(d)   No tax equivalent adjustments were made.

Provision for Loan Losses. The provision for loan losses was $36,000 in the third quarter of 2001 compared to $80,000 in the third quarter of 2000. Provisions for loan losses are recorded to maintain the allowance for loan losses at an amount management considers adequate to cover losses, which are deemed probable and can be estimated. Additional information regarding the allowance for loan losses is provided in the table that follows.

Allowance for loan losses                                Quarter ended
                                                         September 30,
                                                  ---------------------------
 (thousands)                                           2001           2000
                                                    -------        -------
Balance, beginning of quarter                       $ 1,202          1,070
   Provision for loan losses                             36             80
   Charge-offs                                          (75)           (11)
   Recoveries                                            (2)            17
                                                    -------        -------

Balance, end of quarter                             $ 1,161          1,156
                                                    =======        =======

Net charge-offs (annualized) to average loans          3.08%            nc
Allowance to ending loans (a)                          1.10%          1.33%

      (a) Ending balance includes loans held for sale.

Noninterest Income. Noninterest income increased $154,000 to $535,000 in the third quarter of 2001 compared to $381,000 in 2000. The increase in noninterest income is due, in part, to the Company's continued efforts to increase revenues from noninterest sources through revising fee structures and enhancing services. Additionally, the Company's noninterest income included net earnings on life insurance policies acquired on the lives of Directors. For the quarter ended September 30, 2001 the increase in noninterest income was primarily the result of increased service fee revenue and a $4,000 gain on securities sold.

Noninterest Expense. Noninterest expense increased during the third quarter of 2001 by $173,000 or 13.3%. The primary reasons for the increase in noninterest expense were increased expenses associated with the branch acquisition. In the third quarter, salaries and employee benefits increased $78,000, occupancy expenses increased $12,000, data processing costs increased by $32,000, marketing costs increased by $52,000 and other expenses increased by $42,000. These increases were partially offset by a $60,000 reduction in professional fees, as a result of a reduction from professional fees incurred in 2000 associated with a profitability study, and cost control programs implemented in 2001.

Income Taxes. Income tax expense for the quarter ended September 30, 2001 was $66,000 as compared to $68,000 in 2000. The decrease in income tax expense was primarily due to tax benefit received from increased tax-exempt investment income.

Results of Operations for the Nine Months Ended September 30, 2001 Versus the Nine Months Ended September 30, 2000

For the nine months ended September 30, 2001, the Company recorded net income of $811,000, an increase of $402,000 or 98.3%, as compared to a net income of $409,000 for the nine month period ended September 30, 2000. Net interest income increased $147,000, noninterest income improved by $475,000, noninterest expenses increased by $176,000, the provision for loan losses decreased by $2,000 partially offset by a

$46,000 increase in income tax expense. Return on average equity improved to 7.15% for the nine months ended September 30, 2001 compared to 3.82% in the prior year. Return on average assets also increased for the nine months ended September 30, 2001 to 0.73% compared to 0.42% in 2000.

Net Interest Income. Net interest income increased $147,000 for the nine months ended September 30, 2001 to $3.9 million. The increase in net interest income was the result of an increase in interest income of $793,000 that was offset by an increase in interest expense of $646,000. The Company's net interest rate spread of 3.35% for the nine months ended September 30, 2001 decreased 28 basis points from the nine months ended September 30, 2000. The decrease in interest rate spread was due to lower rates on interest earning assets and higher interest rates on deposits and borrowings. For the nine months ended September 30, 2001 net interest income increased $316,000 from increases in volume of interest earning assets and interest bearing liabilities and decreased $169,000 from changes in interest rates.

Interest Income. Interest income increased by $793,000 or 11.8%, to $7.5 million in the nine months ended September 30, 2001 compared to $6.7 million for 2000. The reason for the increase in interest income was an $889,000 increase in loan interest income that was the result of a $15.4 million or 19.7% increase in average loans offset by slightly lower rates. The increase in loan interest income was offset by a $96,000 reduction in interest income earned from securities and federal funds sold. The reduced investment interest income is due to lower rates earned on investments in the first nine months of 2001 compared to 2000.

Interest Expense. Interest expense was $3.6 million for the nine months ended September 30, 2001 compared to $3.0 million for 2000. The increase in interest expense resulted from higher average balances for deposits and borrowings and slightly higher rates. Average deposits balances increased $11.5 million or 12.8% compared to 2000. Average borrowings increased $4.7 million due to increased borrowing to fund asset growth.

                     NET INTEREST INCOME, RATES AND BALANCES
                         Nine Month Ended September 30,

                                               Interest              Yields/ Rates           Average balances
                                         -------------------     --------------------      ---------------------
    (dollars in thousands)                2001        2000        2001         2000          2001         2000
                                         -------     -------     -------      -------      --------     --------
Interest earning assets:
Loans, gross (a)                         $ 5,813       4,924        8.31%        8.39%     $ 93,548       78,174
Securities, at amortized cost              1,521       1,732        5.86%        6.18%       34,731       37,341
Federal funds sold & other                   163          48        5.42%        6.74%        4,019          949
                                         -------     -------     -------      -------      --------     --------
  Total interest earning assets            7,497       6,704        7.58%        7.67%      132,298      116,464

Noninterest earning assets                                                                   15,358       11,734
                                                                                           --------     --------
  Total assets                                                                             $147,656      128,198

Interest bearing liabilities:
Savings, now, money market (b)             1,127         980        2.65%        2.58%     $ 56,798       50,633
Time deposits                              1,872       1,599        5.62%        5.43%       44,522       39,208
Borrowings                                   618         392        6.42%        6.39%       12,877        8,178
                                         -------     -------     -------      -------      --------     --------
  Total interest bearing liabilities       3,617       2,971        4.23%        4.04%      114,197       98,019

Noninterest bearing deposits                                                                 16,586       14,171
Other noninterest liabilities                                                                 1,711        1,736
                                                                                           --------     --------
  Total liabilities                                                                         132,494      113,926
Shareholders' equity                                                                         15,162       14,272
                                                                                           --------     --------
  Total liabilities & equity                                                               $147,656      128,198
Net interest income                      $ 3,880       3,733
Excess of earning assets
  over interest bearing liabilities                                                        $ 18,101       18,445
Interest rate spread                                                3.35%        3.63%
Net interest margin (c)                                             3.92%        4.27%

(a)   Includes nonaccruing loans and loans held for sale.
(b)   Includes escrow deposits.
(c)   Net interest income divided by average interest-earning assets.
(d)   No tax equivalent adjustments were made.

Provision for Loan Losses. The provision for loan losses was $108,000 in the nine months ended September 30, 2001 compared to $110,000 in 2000. Provisions for loan losses are recorded to maintain the allowance for loan losses at an amount management considers adequate to cover losses, which are deemed probable and can be estimated. Additional information regarding the allowance for loan losses is provided in the table that follows.

Allowance for loan losses                                 Nine months ended
                                                             September 30,
                                                        ----------------------
 (thousands)                                             2001           2000
                                                        -------        -------
Beginning balance, January 1,                           $ 1,121          1,069
   Provision for loan losses                                108            110
   Charge-offs                                              (99)           (77)
   Recoveries                                                31             54
                                                        -------        -------

Ending balance, September 30,                           $ 1,161          1,156
                                                        =======        =======

Net charge-offs (annualized) to average loans              0.10%          0.04%
Allowance to ending loans (a)                              1.10%          1.33%

(a) Ending balance includes loans held for sale.

Noninterest Income. Noninterest income increased $475,000 to $1.4 million in the nine months ended September 30, 2001 compared to $957,000 in 2000. The increase in noninterest income is due, in part, to the Company's continued efforts to increase revenues from noninterest sources through revising fee structures and enhancing services. Additionally, in the nine months ended September 30, 2001, the Company's noninterest income included net earnings on life insurance policies acquired on the lives of Directors and net gains from security transactions. For the nine months ended September 30, 2001 compared to 2000, service charges and other income increased $340,000, net gain on security transactions increased $64,000 and life insurance policy income increased $71,000.

Noninterest Expense. Noninterest expense increased during the nine months ended September 30, 2001 by $176,000 compared to 2001. Increased expense that resulted from the branch acquisition is the primary reason for the increase in expenses. During the nine months of 2001 payroll expenses increased $150,000, data processing costs increased $70,000, office supplies, printing and postage increased $42,000, marketing and advertising expense increased $56,000, and contribution expense increased $29,000. The expense increases were partially offset by a $204,000 decrease in professional fees. The reduction of professional fees in 2001 is the result of a reduction from professional fees incurred in 2000 associated with a profitability study, and cost control programs implemented in 2001.

Income Taxes. Income tax expense for the nine months ended September 30, 2001 was $203,000 as compared to $157,000 in 2000. The increase in income tax expense was primarily due to the $448,000 increase in income before taxes in the nine months ended September 30, 2001, as compared to the prior year.

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

          Item 3 DEFAULTS UPON SENIOR SECURITIES
                     None

          Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                     None

          Item 5 OTHER INFORMATION
                     None

          Item 6 EXHIBITS AND REPORTS ON FORM 8-K
                 (a) None

                 (b) Reports on Form 8-K

                     The Registrant filed no reports on
                     Form 8-K during the quarter ended
                     September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OSWEGO COUNTY BANCORP, INC.


Date:    November 13, 2001              By: /s/ Gregory J. Kreis
                                           -------------------------------------
                                           Gregory J. Kreis
                                           President and Chief Executive Officer


Date:    November 13, 2001              By: /s/ Eugene R. Sunderhaft
                                           -------------------------------------
                                           Eugene R. Sunderhaft
                                           Senior Vice President and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)