Form 10KSB
period 2001-12-31
OSWEGO COUNTY BANCORP INC
filed 2002-04-01
CIK 1075954

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year December 31, 2001           Commission file number 000-30140

                           OSWEGO COUNTY BANCORP, INC.
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in its Charter)

United States                                                         16-1567491
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

44 East Bridge Street, Oswego, New York                                    13126
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                               (Zip Code)

Issuer's telephone number, including Area Code                    (315) 343-4100

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

                                      |_|

      The Issuer's revenues for its most recent fiscal year are $12,016,000.

      The aggregate market value of the Common Stock held by non-affiliates, computed by reference to the average bid and asked price, as of March 15, 2002, was $8,095,143.

      As of March 15, 2002, there were 2,557,854 shares of common stock issued and outstanding.

                           OSWEGO COUNTY BANCORP, INC.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III, Items
9-12)

                                FORM 10-KSB INDEX

                                                                                           PAGE
PART I

         ITEM 1.      DESCRIPTION OF BUSINESS                                                 1
         ITEM 2.      DESCRIPTION OF PROPERTY                                                23
         ITEM 3.      LEGAL PROCEEDINGS                                                      24
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    24

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS               25
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION              26
         ITEM 7.      FINANCIAL STATEMENTS                                                   38
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE                                                   38

PART III

         ITEM 9.      DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                      38
         ITEM 10.     EXECUTIVE COMPENSATION                                                 38
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT         38
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                         38
         ITEM 13.     EXHIBITS, LIST AND REPORTS                                             39

                         ITEM 1. DESCRIPTION OF BUSINESS


Market Area

      Oswego County Bancorp, Inc. (the "Company" or "OCB") conducts operations mainly through its wholly owned subsidiary, Oswego County Savings Bank (the "Bank"), from the Bank's headquarters office in Oswego, New York and five additional branch offices. The Bank plans on opening an additional branch in Onondaga County in the second quarter of 2002. The majority of loans and deposits held by the Bank are generated within Oswego and northern Onondaga Counties, a region consisting of a mixture of suburban and rural areas.

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

Lending Activities

      General. At December 31, 2001, the Company's total loans amounted to $104.8 million. Net of the $0.9 million allowance for loan losses, loans were $103.9 million at December 31, 2001 representing 63.8% of total assets. The Company offers the following types of loans: one to four family residential, home equity, commercial real estate, commercial business and consumer loans. At December 31, 2001, $67.0 million or 63.9% of total loans consisted of residential mortgage and home equity loans. Commercial mortgage loans totaled $15.6 million on that date, representing 14.9% of total loans. Commercial loans totaled $13.7 million or 13.1% of total loans and consumer loans totaled $8.5 million or 8.1% of total loans at December 31, 2001.

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

      A New York-chartered savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2001, the Bank's limit on loans to one borrower was $2.1 million.

      Loan Portfolio. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                   At December 31,
                                                   ---------------
                                            2001                        2000
                                            ----                        ----
                                  Amount          %            Amount           %
                                  ------          -            ------           -
                                             (Dollars in Thousands)
Residential mortgages and
   home equity loans            $ 67,004       63.91%         $ 63,979       73.47%
Commercial mortgages              15,626       14.90            10,762       12.36
Commercial loans                  13,690       13.06             7,651        8.79
Consumer loans                     8,529        8.13             4,689        5.38
                                --------      ------          --------      ------
Total loans                      104,849      100.00%           87,081      100.00%
                                              ======                        ======
Allowance for loan losses          (932)                       (1,121)
                                --------      ------          --------

Net loans                       $103,917                      $ 85,960
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

      The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. A loan application file is first reviewed by a loan originator or branch manager and then underwritten to established standards and policies. The Board has granted underwriting authority to branch managers, loan underwriters, senior consumer and commercial loan officers, and the president in varying levels. The Board's Loan Committee usually must approve any loan made over $500,000, except those which conform to standards permitting their resale into the secondary market (which must be approved by one of four designated officers).

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

      Residential Mortgages and Home Equity Loans. Historically, the Company has concentrated its lending activities on the origination of loans secured primarily by first mortgage liens on existing one-to-four family residences and home equity loans secured by second mortgages on one to four family residences. At December 31, 2001, $67.0 million or 63.9% of total loans consisted of such loans.

      From the early 1980s until early 1998, the Company originated primarily adjustable-rate residential mortgage loans in order to manage its interest-rate risk. However, in February 1998, the Company commenced the origination of long-term, fixed-rate one to four family residential mortgage loans in order to provide a full range of products to its customers, but only under terms, conditions and documentation which conform to standards which permit their resale in the secondary market. During 2001 the majority of fixed rate loans originated were sold by the Company in the secondary market with servicing retained.

      Adjustable-rate, one to four family, residential mortgage loans generally have up to 30-year terms and an interest rate which adjusts every year, three years or five years in accordance with a designated index (currently the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, three years or five years, respectively, as made available by the Federal Reserve Board). The Company generally does not offer deeply discounted interest rates. Loans generally have a cap on the amount of any increase or decrease in the interest rate during the applicable adjustment period, and various caps, depending on when the loan was originated, on the amount which the interest rate can increase or decrease over the life of the loan. Adjustable-rate loans currently being originated are not assumable without the Company's consent, and do not contain prepayment penalties. The company has not engaged in the practice of establishing a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Management believes that these risks, which have not had a material adverse effect on the Company to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Approximately $48.2 million or 72.0% of the permanent residential mortgage loans in the loan portfolio at December 31, 2001 had adjustable interest rates.

      The demand for adjustable-rate loans in the Company's primary market area has been a function of several factors, including the level of interest rates, the expectations for changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. Through mid 1999, interest rate levels were conducive to originations of the Company's fixed rate residential mortgages. As interest rates continued to rise in the latter part of 1999 and in 2000, borro1wers have preferred adjustable rate loans and originations of such loans continued to increase during 2000. During 2001 mortgage rates declined and as a result of the lower rate environment, borrowers' preference shifted to fixed rate loans.

      Pursuant to underwriting guidelines adopted by the Board of Directors, the Company will lend up to 100% of the appraised value of the property securing a one to four family residential loan, and generally requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. The Company generally requires title insurance insuring the priority and validity of its mortgage lien, as well as fire and extended coverage casualty insurance in order to protect the properties securing its residential and other mortgage loans. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums as they become due. The properties securing mortgage loans are appraised by independent appraisers licensed in New York State.

      Home equity loans are typically originated for up to 90% of the appraised value, less the amount of any existing prior liens on the property. The Company secures home equity loans with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. There is a maximum term of ten years on fixed-rate and 15 years on adjustable-rate home equity loans. At December 31, 2001, home equity loans totaled $0.6 million or 0.6% of total loans. The Company also offers home equity lines of credit in amounts of up to 80% of the appraised value, or 90% if the Company already has a first lien on the property, less the amount of existing prior liens. At December 31, 2001, home equity lines of credit totaled $2.5 million or 2.4% of total loans.

      Commercial Mortgage Loans. At December 31, 2001, $15.6 million or 14.9% of total loans consisted of commercial mortgage loans. The majority of commercial mortgage loans are secured by mixed-use properties (partly commercial and partly residential) and apartment buildings located in the Company's primary market area. Commercial mortgage lending is generally considered to involve a higher degree of risk than one to four family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally.

      Commercial Business Loans. The Company's portfolio of commercial business loans amounted to $13.7 million at December 31, 2001. The Company had not been an active originator of such loans until 1998 when an experienced commercial lending manager joined the Company and began developing and promoting the Company's related loan products. The

Company concentrates its efforts on making commercial business loans in amounts of $50,000 to $1.0 million to small and medium-sized entities located in the Company's market area. The Company has targeted commercial business loans for expansion because yields are generally higher, terms are typically shorter and the prevalence of adjustable or floating rates of interest is greater than in certain other types of lending.

      Commercial business loans are generally deemed to involve a greater degree of risk than one to four family residential mortgage loans. While commercial business lending is relatively new to the Company, the Company has implemented underwriting, monitoring and collection policies and procedures that management believes to be prudent.

      Loan Origination Fees. In addition to interest earned on loans, the Company may receives loan origination fees or "points" on the origination of commercial mortgage loans. Loan points are a percentage of the principal amount of the mortgage loan which is charged to the borrower at the time the loan is originated.

      Consumer Loans. The Company makes loans for a wide variety of personal or consumer purposes. At December 31, 2001, $8.5 million or 8.1% of total loans consisted of consumer loans. The Company originates consumer loans in order to provide a full range of financial services to customers and because such loans generally have shorter terms and higher interest rates than one to four family residential mortgage loans. The consumer loans offered include loans secured by deposit accounts, automobile loans, recreational vehicle loans, boat loans and other miscellaneous secured and unsecured personal consumer loans.

      Loans secured by deposit accounts amounted to $252,000 or 0.2% of total loans at December 31, 2001. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The Company offers automobile loans on both new and used vehicles, with most of the loans secured by used vehicles. Automobile loans have terms of up to five years and have fixed interest rates. Such loans amounted to $3.4 million or 3.2% of total loans at December 31, 2001. Unsecured personal lines of credit amounted to $1.7 million or 1.6% of total loans at December 31, 2001. Unsecured personal loans amounted to $2.7 million or 2.6% of total loans at December 31, 2001. Secured personal loans amounted to $.4 million or 0.4% of total loans at December 31, 2001.

      Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans but generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Company believes that generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans. Furthermore, consumer loans facilitate the Company's efforts to manage interest rate risk and to provide a full range of services to its customers.

Asset Quality

      General. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Late charges are generally imposed following the tenth day after a payment is due on consumer and commercial loans and the fifteenth day after a payment is due on residential mortgage loans. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 30 days, the loan and payment history is reviewed and efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, when the account becomes 60 to 90 days delinquent, the Company institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

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

      Non-Performing Assets. The following table sets forth the amounts and categories of the company's non-performing assets at the dates indicated.

                                                        At December 31,
                                                        2001      2000
                                                        ----    ------
                                                    (Dollars in Thousands)
Non-accruing loans:
  Residential mortgages and home equity
      loans                                             $520    $  335
  Commercial mortgages and loans                         110       705
  Consumer                                               124        43
                                                        ----    ------
    Total                                                754     1,083
                                                        ----    ------
Restructured commercial mortgage loans                   220       220
                                                        ----    ------
Total non-performing loans                               974     1,303
                                                        ----    ------
Foreclosed assets:
  Residential real estate                                 --       165
                                                        ----    ------
    Total                                                 --       165
                                                        ----    ------
Total non-performing assets                             $974    $1,468
                                                        ====    ======
Non-performing assets to total assets                   0.60%     1.08%
                                                        ----    ------

      The Company had no accruing loans which were more than 90 days delinquent at December 31, 2001 or 2000. If all non-accruing loans had been current in accordance with their terms during the years ended December 31, 2001 and 2000, additional interest income on such loans would have amounted to approximately $80,000 and $82,000, respectively.

      Classified Assets. Federal regulations require that each insured savings bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for potential losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

      Exclusive of any assets classified as loss which have been fully reserved or charged-off, the Company's classified assets at December 31, 2001 consisted of $473,000 of assets classified as substandard, which represented 0.3% of total assets. There were no assets classified as doubtful or loss at December 31, 2001.

      Allowance for Loan Losses. At December 31, 2001, the allowance for loan losses amounted to $0.9 million or 0.9% of the total loan portfolio. The Company's loan portfolio consists primarily of residential mortgage, home equity and commercial mortgage loans and, to a lesser extent, consumer loans and commercial loans. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the adequacy of the allowance. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories such as one to four family residential mortgages and consumer loans are generally evaluated on an aggregate or "pool" basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in the Company's market area. While the Company uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

      The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated.

                                            Year Ended December 31,
                                              2001          2000
                                            ---------     --------
                                            (Dollars in Thousands)

Total loans outstanding at end of period    $ 104,849     $ 87,081
                                            =========     ========
Average loans outstanding                   $  96,406     $ 80,594
                                            =========     ========
Allowance for loan losses
 at beginning of period                     $   1,121     $  1,069
   Charge-offs                                   (388)        (162)
   Recoveries                                      55           45
                                            ---------     --------
   Net charge-offs                               (333)        (117)
Provision for loan losses                         144          169
                                            ---------     --------
Allowance for loan losses at end of period  $     932     $  1,121
                                            =========     ========
Allowance for loan losses as a percent of
 total loans outstanding                         0.89%        1.29%
                                            =========     ========
Ratio of net charge-offs to average loans
 outstanding                                     0.35%        0.15%
                                            =========     ========

      The following table presents the allocation of the Company's allowance for loan losses by type of loan at each of the dates indicated.

                                                      At December 31,
                                                      ---------------
                                              2001                         2000
                                              ----                         ----

                                                     Loan                        Loan
                                                   Category                    Category
                                                   --------                    --------
                                     Amount         as a %         Amount       as a %
                                       of          of Total          of        of Total
                                    Allowance       Loans         Allowance     Loans
                                    ---------      --------       ---------    --------
                                                    (Dollars in Thousands)
Residential mortgages and
    home equity loans               $   304          63.91%       $ 290         73.47%
Commercial mortgages                    213          14.90          169         12.36
Commercial loans                        135          13.06          382          8.79
Consumer loans                          162           8.13           90          5.38
Unallocated                             118                         190
                                    -------         ------        ------       ------

Total                               $   932         100.00%       $1,121       100.00%
                                    =======         ======        ======       ======


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

      At December 31, 2001, the Company's securities portfolio had an amortized cost of $41.0 million and a fair value of $41.2 million. All securities were classified as available for sale at December 31, 2001. At December 31, 2001 the Company's securities portfolio consisted of U.S. government sponsored agency obligations, general obligations of corporations and municipalities, mortgage-backed securities and equity securities.

         The following table presents the composition of the Company's securities portfolio at the dates indicated.

                                                                   At December 31,
                                                           2001                          2000
                                                  ----------------------         --------------------
                                                   Carrying     Percent          Carrying     Percent
                                                    Value      of Total           Value      of Total
                                                  ----------------------         --------------------
                                                                                (dollars in thousands)
Securities available for sale (fair value)
Debt securities:
United States Government agency obigations        $   2,859         6.95%         18,967       95.51%
Corporate and municipal securities                   17,087        41.51              --          --
Mortgage-backed securities                           16,335        39.69              --          --
                                                  ----------------------          -------------------
    Total debt securities                            36,281        88.15          18,967       95.51
Equity securities                                     4,879        11.85             892        4.49
                                                  ----------------------          -------------------
  Total securities available for sale                41,160       100.00%         19,859      100.00%

Securities held to maturity (amortized cost)
United States Government agency obligations              --          --%           3,000       22.54
Corporate and municipal securities                       --           --           7,901       59.37
Mortgage-backed securities                               --           --           1,838       13.81
Small Business Administration                            --           --             569        4.28
                                                  ----------------------          -------------------
                                                         --          --%          13,308      100.00%
    Total securities                              $  41,160                       33,167
                                                  ======================          ===================

      The following table presents information regarding the carrying value, weighted average yields and contractual maturities of the Company's debt securities available for sale and debt securities held to maturity, including mortgage-backed securities, as of December 31, 2001. Weighted average yields are based on amortized cost.


                                                                    At December 31, 2001
                          --------------------------------------------------------------------------------------------------------
                                              More Than One     More Than Five
                              One Year        Year to Five       Years to Ten        More Than
                              Or Less             Years              Years           Ten Years            Total
                          --------------------------------------------------------------------------------------------------------
                                    Weighted             Weighted             Weighted              Weighted             Weighted
                          Carrying   Average   Carrying   Average   Carrying   Average    Carrying   Average   Carrying   Average
                           Value      Yield      Value     Yield      Value     Yield       Value     Yield      Value     Yield
                          --------  --------   --------  --------   --------  --------    --------  --------   --------  ---------
                                                                   (Dollars in Thousands)
Securities available
  for sale (fairvalue):
    U.S. Government
      Agency obligations   $ 1,510    4.05%     $ 1,349     5.47%    $    --       --      $    --       --     $ 2,859     4.72%
  Corporate and
    Municipal securities       254    5.99%       6,995     5.87%      2,506     4.99%       7,332     4.72%     17,087     5.25%
    Mortgage-backed
      securities                --      --          167     6.00%        479     6.01%      15,689     5.92%     16,335     5.92%
                           -------    ----      -------     ----     -------     ----      -------     ----     -------     ----
        Total              $ 1,764    4.33%     $ 8,511     5.81%    $ 2,985     5.17%     $22,861     5.52%    $36,281     5.50%
                           =======    ====      =======     ====     =======     ====      =======     ====     =======     ====

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

      At December 31, 2001, the Company had total borrowings from the FHLB-NY of $14.9 million. Also available to the Company are overnight and one-month borrowing facilities with the FHLB-NY, of $6.8 million and $7.7 million respectively, an overnight credit plus line of $7.0 million with the FHLB-NY and a $5.0 million overnight line of credit with a commercial bank. Federal Home Loan Bank advances are collateralized by FHLB stock owned by the Company and mortgage-backed securities with a fair value of approximately $6.1 million at December 31, 2001. In addition, the advances are collateralized by a blanket lien on the Company's 1-4 family mortgage loans.

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

      The following table sets forth the dollar amount of deposits in the various types of programs offered by the Company at the dates indicated.

                                                December 31,
                                                ------------
                                      2001                         2000
                                      ----                         ----
                              Amount          %           Amount           %
                                              -           ------           -
                                            (Dollars in Thousands)
Time deposits:

          1.50% - 3.99%      $ 14,184      10.98%      $        7        0.01%
          4.00% - 5.99%        23,922      18.52           13,959       13.18
          6.00% - 7.99%         8,232       6.37           27,001       25.50
                             --------    -------       ----------    --------
       Total time deposits:    46,338      35.87           40,967       38.69
                             --------    -------       ----------    --------
Transaction accounts:
Savings deposits               42,788      33.12           44,544       42.07
Money market deposits          20,043      15.52            5,193        4.90
Demand deposits                20,014      15.49           15,183       14.34
                             --------    -------       ----------    --------
        Total transaction
            accounts           82,845      64.13           64,920       61.31
                             --------    -------       ----------    --------
        Total deposits       $129,183     100.00%      $  105,887      100.00%
                             ========    =======       ==========    ========

The following table sets forth the maturities of certificates of deposit with principal amounts of $100,000 or more at December 31, 2001.

Certificates of deposit
maturing in quarter ending:                                     Amount
--------------------------                                      ------
                                                          (Dollars in Thousands)

March 31, 2002                                                   $ 2,768
June 30, 2002                                                      3,468
September 30, 2002                                                 1,502
After September 30, 2002                                           2,948
      Total certificates of deposit with                       ---------
          balances of $100,000 or more                           $10,686
                                                               =========

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

      At a special shareholders meeting on December 28, 2001, shareholders of the Company approved a plan of Charter Conversion by which the Company converted its charter from a Delaware corporation regulated by the Department and the FDIC, to a Federal corporation regulated by the Office of Thrift Supervision (the "OTS"). The conversion was completed effective January 31, 2002. Concurrent, with the Company's Charter Conversion, Oswego County MHC converted its New York charter to a Federal mutual holding company charter. The Bank retained its New York savings bank charter.

      The Company and Oswego County MHC, as bank holding companies, are required to file certain reports with, and otherwise comply with, the rules and regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Department. As a publicly held company, the Company is also subject to rules and regulations of the Securities and Exchange Commission ("SEC") under the federal securities laws. Any change in the regulations governing the Bank or the Company, whether by a regulatory agency or through legislation, could have a material adverse impact on the Bank and the Company and their operations and stockholders. The following is a summary of laws and regulations applicable to the Bank, the Company and Oswego County MHC.

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

      Limitations on Dividends. Under the New York Banking Law, the Bank will not be able to declare or pay any dividends if capital is impaired or would be impaired as a result of the dividend. In addition, the New York Banking Law provides that the Bank cannot declare or pay dividends in any calendar year in excess of its "net profits" for that year combined with its "retained net profits" of the two preceding years, less any required transfer to surplus or a fund for the retirement of preferred stock, without prior regulatory approval.

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

      Deposit Insurance. The Bank's deposits are insured through the FDIC's Bank Insurance Fund. Under the FDIC's risk-based insurance assessment system, annual insurance premiums paid by banks may vary between $0.00 and $0.27 per $100 of insured deposits, depending on the risk classification assigned to each institution. Based on its risk classification, the Bank expects to incur no FDIC deposit insurance premiums for the first half of 2002. However, deposit insurance assessments imposed by the FDIC are subject to change. A second assessment by the FDIC is based on the amount of insured deposits held by an institution irrespective of assigned risk classification. The amount of the Bank's second assessment, which is subject to change by the FDIC on a quarterly basis, was approximately $5,700 for each of the first two quarters of the year 2002.

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

      A bank not meeting one or more of the safety and soundness guidelines may be required to file a compliance plan with the FDIC. In the event that an institution were to fail to submit an acceptable compliance plan or fail in any material respect to implement an accepted compliance plan within the time allowed by the FDIC, the institution would be required to correct the deficiency and the FDIC would also be authorized to: (1) restrict asset growth; (2) require the institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution may pay; or (4) take any other action that would better carry out the purpose of the corrective action. The Bank believes it was in compliance with all such safety and soundness guidelines as of December 31, 2001.

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

      Under certain circumstances, the FDIC can reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2001, the Bank was classified as a "well capitalized" institution.

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

      Oswego County MHC and the Company are subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Bank. As of December 31, 2001, the regulatory capital of Oswego County MHC and the Company exceeded these requirements.

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

      Dividend Waivers by Oswego County MHC. It has been the policy of many mutual holding companies to waive the receipt of dividends declared by any savings institution subsidiary or mid-tier stock holding company. In connection with its approval of the reorganization of the Bank into holding company form, however, the Federal Reserve Board imposed certain conditions on the waiver by Oswego County MHC of the receipt of dividends declared on the common stock. In particular, Oswego County MHC is expected to be required to obtain prior Federal Reserve Board approval before it may waive any dividends. To date, the Federal Reserve Board has not approved the waiver of dividends by mutual holding companies under its supervision. On January 31, 2002, Oswego County MHC completed a charter conversion from a New York charter to a Federal charter regulated by the OTS. The OTS rules allow Mutual Holding Companies to waive dividends paid to minority shareholders. Management believes Oswego County MHC will waive future cash dividends paid by the Company.

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

      If Oswego County MHC decides that it is in its best interest to waive a particular dividend to be paid by the Company, then the Company would pay dividends only to minority stockholders, and the amount of the dividend waived by Oswego County MHC would be treated in the manner described above. Oswego County MHC's decision to waive a particular dividend will depend on a number of factors, including Oswego County MHC's capital needs, the investment alternatives available to Oswego County MHC as compared to those available to the Company and regulatory approvals.

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

Gramm-Leach-Bliley Act

      The Gramm-Leach-Bliley Act ("GLBA"), signed into law on November 12, 1999, permits bank holding companies to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, and insurance (both underwriting and agency). While certain provisions of GLBA became effective upon enactment, or on March 11, 2000, other provisions became effective in May 2001. As a result, while certain of the provisions of GLBA are summarized below, the overall impact of GLBA on the Company and the Bank cannot be predicted at this time.

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

                         ITEM 2. DESCRIPTION OF PROPERTY

Properties

      The Company conducts business through its executive office and five other banking offices in its primary market area. The Company plans on opening an additional branch during the second quarter of 2002. The properties are owned or leased by the Company and are listed below:

        Executive Office:

                 44 East Bridge Street
                 Oswego, New York 13126

        Branch Offices:

                 4879 North Jefferson Street
                 Pulaski, New York 13142

                 1930 State Route 3
                 Fulton, New York 13069

                 State Route 104 East
                 Oswego, New York 13126

                 30 West Utica Street
                 Oswego, New York 13126

                 700 North Main Street
                 N. Syracuse, New York 13212

                 7799 Oswego Road
                 Liverpool, New York 13090        (To open  second quarter 2002)

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

                        ITEM 4. SUBMISSION OF MATTERS TO
                            A VOTE OF SECURITYHOLDERS

      A Special Meeting of Stockholders was held on December 28, 2001. The following item was voted on and the results of the stockholder voting is summarized below:

      1. The approval of the Plan of Charter conversion by which the Company will convert its charter from a Delaware corporation regulated by the New York Banking Department and the Board of Governors of the Federal Reserve System, to a Federal corporation regulated by the Office of Thrift Supervision.

                            Vote
                            ----

           For              Authority Withheld            Broker Non-Votes

           566,079

                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

      The Common Stock, par value $.01 of the Company ("Common Stock") is traded on the OTC Bulletin Board under the symbol OCSB. On February 21, 2002, the Company's Board of Directors authorized a three-for-one stock split in the form of a stock dividend for shareholders of record at the close of business on March 4, 2002. All share and per-share amounts have been restated to give effect to the stock split.

      At the close of business on December 31, 2001, there were 2,557,854 shares outstanding, held by approximately 339 shareholders of record. The high bid and low bid prices noted below for the quarters of fiscal 2001 and 2000 are obtained from the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. During 2001 the Company declared four quarterly dividends which are reflected in the table that follows.

                                                                     Cash
                                         Price Per Share             Dividends
            2001                 High Bid             Low Bid        Declared

         First Quarter             3.67                  3.63         .0167
         Second Quarter            4.42                  3.62         .02

         Third Quarter             5.83                  4.42         .0267

         Fourth Quarter            7.00                  4.92         .04

            2000

         First Quarter             3.00                  2.00           -

         Second Quarter            3.29                  2.10         .01

         Third Quarter             3.46                  3.33         .01

         Fourth Quarter            3.42                  3.00         .01

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Oswego County Bancorp, Inc. (the "Company" or "OCB") is a mid-tier stock holding company and the majority-owned subsidiary of Oswego County MHC.

      The consolidated financial condition and operating results of the Company are primarily dependent on its wholly owned subsidiary, Oswego County Savings Bank ("the Bank"), and all references to the Company prior to July 13, 1999, except where otherwise indicated are to the Bank.

      On February 21, 2002, the Company's Board of Directors authorized a three-for-one stock split in the form of a stock dividend for shareholders of record at the close of business on March 4, 2002. All share and per-share amounts have been restated to give effect to the stock split.

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

Comparison of Financial Condition at December 31, 2001 and December 31, 2000

      Total assets increased by $26.5 million or 19.4% to $163.0 million at December 31, 2001 from $136.5 million at December 31, 2000. On May 10, 2001, the Company acquired the Oswego branch of the BSB Bank & Trust Co. As a result of this acquisition total assets increased approximately $4.1 million. The increase in total assets was primarily due to a $18.0 million increase in loans and an $8.0 million increase in securities. The increase in total assets was funded with a $2.7 million increase in borrowings and a $23.3 million increase in total deposits from $105.9 million at December 31, 2000 to $129.2 million at December 31, 2001.

      The $18.0 million increase in loans during 2001 was the result of a $3.0 million increase in residential mortgages and home equity loans, a $4.9 million increase in commercial mortgages, a $6.0 million increase in commercial loans and a $ 3.8 million increase in consumer loans. Residential loans were generated by the Company's retail banking offices and originations through a real estate firm operating in a community outside the Company's primary marketing area. As a result of the Company's strategy to increase commercial lending, commercial loans and commercial mortgages at December 31, 2001 increased to 28.0% of the loan portfolio from 21.1% at December 31, 2000. Commercial loans typically carry higher interest rates than certain other loan products, and many of the loans have interest rates that vary with changes in the prime rate. At December 31, 2001, net loans amounted to $103.9 million or 63.8% of total assets, compared to $86.0 million or 63.0% at December 31, 2000. Loan balances by category are presented in the table that follows:


 Loans                             At December 31,
 -----                            ---------------
                                2001        2000
                         -------------------------------
                               (dollars in thousands)

Residential mortgages and
 home equity loans          $  67,004    $ 63,979
Commercial mortgages           15,626      10,762
Commercial loans               13,690       7,651
Consumer loans                  8,529       4,689
                            ---------    --------
             Total loans      104,849      87,081
Allowance for loan losses        (932)     (1,121)
                            ---------    --------
             Net Loans      $ 103,917    $ 85,960
                            ---------    --------

Total securities increased by $8.0 million, or 24.1% during the twelve month period due primarily to increased investments in corporate bonds, municipal securities, Freddie Mac and Fannie Mae preferred stock. At December 31, 2001 total securities amounted to $41.2 million or 25.3% of total assets as compared to $33.2 million or 24.3% of total assets at December 31,

2000. A net gain of $51,000 was recorded from the sale of securities available for sale in the twelve month period ended December 31, 2001. On January 1, 2001 the Company adopted SFAS No. 133. As a part of the adoption, all securities classified as held to maturity were transferred to securities available for sale and reported at fair value. The securities transferred had an amortized cost of $13.3 million and a fair value of $13.2 million. The net unrealized holding loss at the date of transfer was recognized as a separate component of shareholders' equity. The composition of the Company's securities portfolios is summarized below.

                                                           At December 31,

                                                        2001              2000
                                                    --------------    -------------
                                                        (dollars in thousands)
     Securities available for sale (fair value)
Debt securities:
U.S. Government agency bonds                        $       2,859           18,967
Corporate and municipal securities                         17,087                -
Mortgage-backed securities                                 16,335                -
                                                    --------------    -------------
              Total debt securities                        36,281           18,967
Equity securities                                           4,879              892
                                                    --------------    -------------
    Total securities available for sale                    41,160           19,859

     Securities held to maturity (amortized cost)               -
U.S. Government agency bonds                                    -            3,000
Corporate and municipal securities                              -            7,901
Mortgage-backed securities                                      -            1,838
Small Business Administration                                   -              569
                                                    --------------    -------------
                                                                -           13,308
                          Total securities          $      41,160           33,167
                                                    ==============    =============

      Non-performing assets decreased to $0.8 million at December 31, 2001 from $1.2 million at December 31, 2000. Total non-performing assets as a percentage of total assets decreased to 0.5% at December 31, 2001 from 0.9% at December 31, 2000. At December 31, 2001, the allowance for loan losses equaled $0.9 million representing 0.9% of total loans outstanding and 123.6% of total non-performing loans. At December 31, 2000 the allowance for loan losses was $1.1 million representing 1.3% of total loans outstanding and 103.5% of total non-performing loans.

A summary of the Company's non-performing assets and related ratios follows:

                 Non-performing assets         At December 31,
                                                  2001     2000
                                               -------    -----
                                            (dollars in thousands)

Nonaccrual loans                               $   754    1,083
Other real estate                                   --      165
                                               -------    -----
   Nonperforming assets                        $   754    1,248
                                               =======    =====
Nonperforming assets
   to total assets                                 0.5%     0.9%
Allowance for loan losses
   to nonperforming loans                        123.6%   103.5%

      Future developments with respect to non-performing assets will depend upon regional and national economic conditions, underwriting judgments and business and personal factors affecting the Company's customers. Although management considers the Company's December 31, 2001 loan loss allowance to be adequate, changes in the factors above and actual loss experience will impact the allowance adequacy. In addition, banking regulators' judgments regarding the adequacy of the allowance may differ from management's judgments and further additions may be required.

      Total deposits increased during 2001 by $23.3 million or 22.0% to $129.2 million at December 31, 2001 from $105.9 million at December 31, 2000. Increases were realized in all categories of deposits with time deposits increasing $5.4 million, demand deposits increasing $4.8 million and savings and money market deposits increasing $13.1 million. The increase in deposits included approximately $4.1 million of deposits related to the BSB Bank & Trust Co branch acquisition. The Company believes stock market volatility has driven some customers to seek less risky guaranteed interest returns offered by the Company's various insured deposit programs.

      The Company's borrowings increased $2.7 million to $14.9 million during 2001. Borrowings increased to fund asset growth during the year. The increase in borrowings resulted from a $4.7 million increase in long-term debt and a $2.0 million reduction in short-term borrowings. In June, the Company borrowed $2.0 million from the Federal Home Loan Bank of New York for a term of 10 years with a fixed rate of 4.5% for the first two years and convertible at the option of the Federal Home Loan Bank to current market rates thereafter. In October, short-term borrowings were reduced by $3.0 due to the maturity of a Federal Home Loan advance. In December 2001 the Company borrowed $3.0 million from the Federal Home Loan Bank with various maturities ranging from December 2002 to December 2006 and with fixed interest rates ranging from 2.5% to 4.5 %. Additionally, at December 31, 2001, borrowing under an overnight line of credit increased $0.7 million compared to 2000.

      Shareholders' equity increased $1.1 million or 7.4% for the year ended December 31, 2001. The increase in shareholders' equity resulted from net income for the period of $1.1 million, a $155,000 increase in accumulated other comprehensive income from the net appreciation of securities, the issuance of $21,000 of common stock that resulted from the exercise of options, the release of ESOP shares and the amortization of restricted stock. The increases were partially offset by dividend payments of $272,000.

      In April 2001, the Company announced a limited share buyback program covering up to 5% of the Company's outstanding common stock, subject to market conditions. No shares were purchased under this program during 2001. The Company had a similar program during 2000 under which the Company purchased 133,500 shares of common stock.

Results of Operations for the Year Ended December 31, 2001 Versus the Year Ended December 31, 2000

      Net income was $1.1 million for the year ended December 31, 2001, compared to $615,000 in 2000. The total of net interest income and noninterest income improved by $1.0 million as the Company increased earning assets and noninterest income. The increases in net interest income and noninterest income were partially offset by a $440,000 increase in noninterest expenses. Return on average equity improved in 2001 to 7.33% from 4.29% in 2000. Return on average assets also increased in 2001 to 0.75% from 0.47% in 2000.

      Net Interest Income. Net interest income is determined by the average interest rate spread (i.e., the difference between the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $311,000 or 6.2% from $5.0 million in 2000 to $5.3 million in 2001. The increase in net interest income was generated from increased earnings on higher average loan balances. The increase in interest income was partially offset by increased interest expense which resulted from higher average deposits and borrowings. The Company's interest rate spread decreased in 2001 by twenty-two basis points primarily due to lower rates on interest earning assets partially offset by lower rates on interest bearing liabilities. For the year ended December 31, 2001, net interest income increased $524,000 from increases in volume of interest-earning assets and interest bearing liabilities and decreased $213,000 from lower rates.

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

                     NET INTEREST INCOME, RATES AND BALANCES
                             Year Ended December 31,

                                                       Interest                 Yields/ Rates            Average balances
                                               -----------------------      ---------------------     ----------------------
    (dollars in thousands)                       2001           2000          2001         2000         2001          2000
                                               --------       --------      --------     --------     --------      --------
                                                                           (dollars in thousands)
Interest earning assets:
Loans, gross (a)                               $  7,782          6,801          8.07%        8.44%    $ 96,406        80,594
Securities, at amortized cost (b)                 2,065          2,280          5.80%        6.19%      35,593        36,816
Federal funds sold & other                          164             69          5.33%        9.24%       3,075           747
                                               --------       --------      --------     --------     --------      --------
  Total interest earning assets                $ 10,011          9,150          7.41%        7.74%     135,074       118,157
                                                                            ========     ========     ========      ========
Noninterest earning assets                                                                              15,301        12,288
                                                                                                      --------      --------
  Total assets                                                                                        $150,375       130,445
                                                                                                      ========      ========
Interest bearing liabilities:
Savings, Now, money market (c)                 $  1,467          1,365          2.51%        2.73%    $ 58,341        49,934
Time deposits                                     2,432          2,172          5.39%        5.36%      45,120        40,497
Borrowings                                          801            613          6.28%        6.49%      12,747         9,447
                                               --------       --------      --------     --------     --------      --------
  Total interest bearing liabilities           $  4,700          4,150          4.04%        4.16%     116,208        99,878
                                                                            ========     ========     ========      ========
Noninterest bearing deposits                                                                            17,332        14,393
Other noninterest liabilities                                                                            1,493          1,823
                                                                                                      --------      --------
  Total liabilities                                                                                    135,033        116,094
Shareholders' equity                                                                                    15,342         14,351
                                                                                                      --------      --------
  Total liabilities & equity                                                                          $150,375        130,445
                                                                                                      ========      ========
Net interest income                            $  5,311          5,000
                                               ========       ========
Excess of earning assets
  over interest bearing liabilities                                                                   $ 18,866         18,279
                                                                                                      ========      ========
Interest rate spread                                                            3.37%        3.59%
Net interest margin (d)                                                         3.93%        4.23%
Average interest-earning assets to
  average interesting-bearing liabilities                                     116.23%      118.30%


----------------------------------
(a)  Includes nonaccruing loans.
(b) Average balance represents the amortized cost of securities excluding net unrealized gains or losses
(c) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(d)   Equals net interest income divided by average interest-earning assets.

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

                                              Year Ended December 31, 2001 compared to 2000
                                              ---------------------------------------------
                                                Increase(Decrease) Due to       Total
                                                ----------------------------------------
                                                    Volume        Rate        (Decrease)
                                                   -------       -------      ----------
                                                                         (dollars in thousands)
Interest-earning assets:
      Loans                                        $ 1,290          (309)          981
      Securities                                       (75)         (140)         (215)
      Short-term investments                           135           (40)           95
                                                   -------       -------       -------
           Total investments                         1,350          (489)          861
                                                   -------       -------       -------
Interest-bearing liabilities:
      Saving,Now and money
           market deposits                             218          (116)          102
      Time deposits                                    248            12           260
      Borrowings                                       208           (20)          188
                                                   -------       -------       -------
           Total interest-bearing liabilities          674          (124)          550
                                                   -------       -------       -------
Increase (decrease) in net interest income         $   676          (365)          311
                                                   =======       =======       =======

      Interest Income. Total interest income increased by $861,000, or 9.4%, to $10.0 million for 2001 compared to $9.2 million for 2000. The primary reason for the increase in interest income was a $981,000 increase in interest earned on outstanding loans. The average balance of loans increased $15.8 million from $80.6 million in 2000 to $96.4 million in 2001. The average yield on the loan portfolio decreased to 8.07% in 2001 from 8.44% in 2000. The decreases in the average yield on the loan portfolio resulted from the decreasing rate environment during 2001 that developed due to actions taken by the Federal Reserve Board. Interest income from securities decreased $215,000 for the year ended December 31, 2001 as compared to 2000. The decrease in interest income from securities was due primarily to a $1.2 million decrease in average balance of securities to $35.6 million for 2001 compared to $36.8 million in 2000 and a reduction in average yield on the securities portfolio from 6.19% in 2000 to 5.80% in 2001.

         Other interest income, which consists of interest on federal funds sold and other short-term investments, was $164,000 in 2001 as compared to $69,000 in 2000. The average amount of federal funds and short-term investments increased to $3.1 million in 2001 compared to $0.7 million in 2000.

      Interest Expense. Interest expense, which consisted primarily of interest paid on deposits and borrowings, was $4.7 million in 2001 compared to $4.2 million in 2000. The increase in interest expense for 2001 resulted from increased interest expense on deposits of $362,000 and increased interest expense on borrowings of $188,000. Deposit interest expense increased as a result of volume increases from new deposits. The Company offers its deposit customers tiered pricing schedules whereby higher balances earn higher rates of interest. Interest expense on borrowings increased as a result of the Company's decision to finance asset growth with borrowed funds.

      Provision for Loan Losses. The provision for loan losses was $144,000 in 2001 and $169,000 in 2000. Provisions for loan losses are recorded to maintain the allowance for loan losses at an amount management considers adequate to cover losses which are deemed probable and can be estimated. These provisions were based upon a number of factors, including asset classifications, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, economic trends, industry experience and trends, estimated collateral values and underwriting policies. Net loan charge-offs were $333,000 in 2001 and $117,000 in 2000. At December 31, 2001, the allowance for loan losses equaled $932,000, representing 0.9% of total loans outstanding and 123.6% of total non-performing loans. Additional information regarding the allowance for loan losses is provided in the table below:

                                                          For the Year Ended
                              Allowance for loan losses       December 31,
                                                             2001       2000
                                                           -------     ------
                                                         (dollars in thousands)

Balance, beginning of year                                 $ 1,121      1,069
   Provision for loan losses                                   144        169
   Charge-offs                                                (388)      (162)
   Recoveries                                                   55         45
                                                           -------     ------
Balance, end of year                                       $   932      1,121
                                                           -------     ------
Net charge-offs to average loans                              0.35%      0.15%
Allowance for loan losses to ending loans                     0.89%      1.30%

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

      Noninterest Income. Noninterest income increased $667,000 to $2.0 million in 2001 compared to $1.3 million in 2000. The increase in noninterest income is due, in part, to the Company's continued efforts to increase revenues from noninterest sources through revising fee structures and enhancing services. Additionally, the Company's noninterest income included net earnings on life insurance policies acquired on the lives of Directors, net gains on sale of loans and net gains from security transactions. For 2001 compared to 2000, service charges and other income increased $426,000, net gains on the sale of loans increased $105,000, net gains on security transactions increased $65,000 and life insurance policy income increased $71,000.

      Noninterest Expenses. Noninterest expense increased during 2001 by $440,000 compared to 2000. Increased expense that resulted from the branch acquisition is the primary reason for the increase in expenses. During 2001, payroll expenses increased $333,000, data processing costs increased $189,000, office supplies, printing and postage increased $81,000, marketing and advertising expense increased $60,000, and contribution expense increased $36,000. The expense increases were partially offset by a $256,000 decrease in professional fees. The reduction of professional fees in 2001 is the result of a reduction from professional fees incurred in 2000 associated with a profitability study.

      Income Taxes. Income tax expense for the year ended December 31, 2001, was $297,000 as compared to income tax expense of $244,000 in 2000. The increase in tax expense was primarily caused by the $563,000 increase in income before taxes for the year ended December 31, 2001, as compared to the prior year. The increase in tax expense for 2001 is below statutory income tax rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance.

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

      From the early 1980s until early 1998, the Company originated primarily adjustable-rate mortgage loans and did not originate fixed-rate residential mortgage loans with terms over 15 years. Approximately 51.7% of the Company's one to four family residential mortgage loans have interest rates that adjust annually or every three years. The Company's total portfolio of adjustable-rate one-to-four family residential mortgage loans amounted to approximately 71.2% of residential mortgages at December 31, 2001. As long-term interest rates decreased during the 1990s, many customers indicated a preference for fixed-rate residential mortgage loans. In February 1998, the Company began the origination of long-term, fixed-rate one-to-four family residential mortgage loans in order to provide a full range of products to customers, but only under terms, conditions and documentation which allow their sale in the secondary market. During 2001 as residential mortgage interest rates declined a significant portion of loans originated were 15 and 30 year fixed rate loans. To reduce the long term interest rate exposure of these loans the Company sold the majority of all fixed rate 15 and 30 year loans originated during 2001 in the secondary market. However, there were no loans held for sale at December 31, 2001. Future originations may be designated and sold in the secondary markets.

      In order to better match the maturity or repricing of interest-bearing liabilities and interest-earning assets, the Company offers certificates of deposit with terms in excess of one year. At December 31, 2001, $9.7 million or 21.0% of the Company's certificates of deposit mature in more than one year. In the company's efforts to address interest-rate risk, higher rates are paid on longer term and higher balance certificates of deposit.

      The Company considers its savings deposit and money market accounts to be core deposits that are less likely to be withdrawn if interest rates change. The Company's savings and money market accounts have variable interest rates, and management believes that the interest rates on the accounts can be adjusted to retain a substantial portion of these deposits. Savings and money market accounts amounted to $62.8 million or 48.6% of total deposits at December 31, 2001.

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

      The following table sets forth at December 31, 2001 the estimated percentage and dollar change in the Company's net interest income over a four-quarter period and the market value of portfolio equity based on the indicated changes in interest rates. Certain assumptions have been made in preparing the table below. Although management believes these assumptions to be reasonable, the interest rate sensitivity of assets and liabilities and the estimated effects of changes in interest rates on net interest income and the market value of portfolio equity indicated in the following table could vary substantially if different assumptions were used or if actual experience differs from such assumptions.

The following table presents internal calculations of net interest income for a twelve-month period and market value of portfolio equity at December 31, 2001, under varying interest rate scenarios.

                                          Net Interest Income               Market Value of Portfolio Equity
                                        For Twelve-Month Period            Based on December 31, 2001 Balances
                              -----------------------------------------------------------------------------------------
                                                  Dollar       Percentage                     Dollar        Percentage
Change in Interest                Estimated        Change         Change       Estimated       Change          Change
Rates in Basis Points(1)            Amount       from Base      from Base        Amount      from Base       from Base
                                    ------       ---------      ---------        ------      ---------       ---------
                                                               (Dollars in Thousands)
+200                                $ 6,061         $ (26)        (0.4)%       $ 15,759     $ (2,530)         (13.8)%
+100                                  6,091             4          0.1           16,840       (1,449)          (7.9)
Base                                  6,087                                      18,289
-100                                  6,093             6          0.1           20,071        1,782            9.7
-200                                  6,109            22          0.4           21,334        3,045           16.6

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

      Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. Such products frequently have short terms (five years or less) or interest rates that adjust at least every three years. funds are utilized to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of investment securities. At December 31, 2001, the Company had outstanding commitments to originate loans of approximately $17.7 million and unused letters of credit of approximately $1.4 million. At December 31, 2001, the Company also had certificates of deposit scheduled to mature in one year or less totaling $36.6 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. It is anticipated that the Company will continue to have sufficient deposit funds and available borrowings to meet its current commitments.

      During 2001, the Company entered into two new borrowing arrangements to provide funds for asset growth. Both arrangements were with the Federal Home Loan Bank of New York (FHLB-NY). In June, the Company borrowed $2.0 million from the Federal Home Loan Bank of New York for a term of 10 years with a fixed rate of 4.5% for the first two years and convertible at the option of the Federal Home Loan Bank to current market rates thereafter. In December, the Company borrowed $3.0 million from the Federal Home Loan Bank with various maturities ranging from December 2002 to December 2006 and with fixed interest rates ranging from 2.5% to 4.5 %. At December 31, 2001, the Company had total borrowings from the FHLB-NY of $14.9 million. Also available to the Company are overnight and one-month borrowing facilities with the FHLB-NY, of $6.8 million and $7.7 million respectively, an overnight credit plus line of $7.0 million with the FHLB-NY and a $5.0 million overnight line of credit with a commercial bank.

      The Company and the Bank are subject to various regulatory capital requirements administered by the Federal and New York State banking regulators. Failure to meet minimum capital requirements could result in certain mandatory and discretionary responses by regulators that could have a material effect on the Company's financial condition and results of operations. In addition, the ability of the Company and the Bank to pay dividends is subject to regulations administered by the banking agencies. At December 31, 2001, the Company and the Bank exceeded minimum capital requirements of the agencies and also exceeded levels established for banking organizations considered well capitalized by the regulators. Additional information regarding regulatory capital status is provided in notes to the Company's financial statements.

Impact of Inflation and Changing Prices

      The financial statements and related financial data presented herein have been prepared in conformity with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company's performance than does the direct effect of inflation.

                          ITEM 7. FINANCIAL STATEMENTS

         See Financial Statements filed as a part of this report.

                    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

      The information required by Items 9, 10, 11 and 12 of this part is presented in the Proxy Statement issued by the Board of Directors in connection with the Annual Meeting of Stockholders to be held on April 17, 2001, which information is hereby incorporated by reference into this Annual Report.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
                     DOCUMENTS FILED AS PART OF THIS REPORT

A.    EXHIBITS

            (3)   Articles of incorporation and by-laws

                  (i) Stock Holding Company Charter of Oswego County Bancorp, Inc.-- incorporated herein by reference to Exhibit A in definitive Proxy Statement, dated December 7, 2001.

                  (ii) By-laws of Oswego County Bancorp, Inc.-- incorporated herein by reference to Exhibit B in definitive Proxy Statement, dated December 7, 2001.

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

                  (i) Oswego County Savings Bank, organized under New York law.

            (23)  Consent of KPMG, LLP.

B.    REPORTS ON FORM 8-K

            No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2001.

            Subsequent to December 31, 2001, on February 25, 2002 the Company filed an 8-K Report regarding the Board of Directors authorization of a three-for-one stock split for shareholders of record on March 4, 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           OSWEGO COUNTY BANCORP, INC.
                                   Registrant

DATE:  March 15, 2002


By: /s/ Gregory J. Kreis                    By: /s/ Eugene R. Sunderhaft
   ---------------------------------------     ---------------------------------
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


By: /s/ Michael R. Brower                  By: /s/ Bruce P. Frassinelli
   -----------------------------------         --------------------------
   Michael R. Brower, Director                 Bruce P. Frassinelli, Director
   March 15, 2002                              March 15, 2002


By: /s/ Paul J. Heins                      By: /s/ Paul W. Schneible
   ----------------------------------         ---------------------------
   Paul J. Heins, Director                    Paul W. Schneible, Director
   March 15, 2002                             March 15, 2002


By: /s/ Deborah F. Stanley                 By: /s/ Gregory J. Kreis
   -----------------------------------         ---------------------------
   Deborah F. Stanley, Director                Gregory J. Kreis, Director
   March 15, 2002                              March 15, 2002


By: /s/ Carl K. Walrath
   ----------------------------------
   Carl K. Walrath, Director
   March 15, 2002

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                        Consolidated Financial Statements

                     Years ended December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                                                    Independent Auditors' Report

The Board of Directors
Oswego County Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Oswego County Bancorp, Inc. and subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oswego County Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                     KPMG  LLP

Syracuse, New York
January 15, 2002 (except with
respect to note 1(t), as to which the
date is February 21, 2002)

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                           December 31, 2001 and 2000
                        (In thousands, except share data)

                                     Assets                                     2001        2000
                                                                             ---------    --------
Cash and due from banks                                                      $   6,478       7,119
Securities available for sale, at fair value                                    41,160      19,859
Securities held to maturity, fair value of $13,219 in 2000                          --      13,308
Loans                                                                          104,849      87,081
    Less: allowance for loan losses                                                932       1,121
                                                                             ---------    --------
               Loans, net                                                      103,917      85,960
                                                                             ---------    --------
Real estate owned                                                                   --         165
Premises and equipment, net                                                      3,712       3,053
Accrued interest receivable                                                        872         991
Bank owned life insurance                                                        4,727       4,419
Other assets                                                                     2,119       1,586
                                                                             ---------    --------
               Total assets                                                  $ 162,985     136,460
                                                                             =========    ========
                       Liabilities and Shareholders' Equity
Liabilities:
    Deposits:
       Demand                                                                   20,014      15,183
       Savings and money market                                                 62,831      49,737
       Time                                                                     46,338      40,967
                                                                             ---------    --------
                                                                               129,183     105,887
    Escrow deposits                                                              1,341       1,492
    Short-term borrowings                                                        1,174       3,200
    Long-term debt                                                              13,700       9,000
    Other liabilities                                                            1,770       2,149
                                                                             ---------    --------
               Total liabilities                                               147,168     121,728
                                                                             ---------    --------
Commitments and contingencies (note 16)
Shareholders' equity:
    Preferred stock, $0.01 par value, 500,000 shares authorized, at
       December 31, 2001 and 2000, no shares issued                                 --          --
    Common stock, $0.01 par value, 3,000,000  shares authorized and
       2,691,354 and 2,681,472 shares issued at December 31, 2001 and 2000           9           9
    Additional paid-in capital                                                   3,285       3,241
    Unvested restricted stock awards, 15,282 and 16,812 shares at
       December 31, 2001 and 2000                                                  (48)        (50)
    Treasury stock, at cost,  133,500 shares at December 31, 2001 and 2000        (473)       (473)
    Unallocated common stock held by Employee Stock Ownership
       Plan (ESOP), 70,593 and 80,181 shares at December 31, 2001 and 2000        (228)       (259)
    Retained earnings                                                           13,156      12,303
    Accumulated other comprehensive income (loss)                                  116         (39)
                                                                             ---------    --------
               Total shareholders' equity                                       15,817      14,732
                                                                             ---------    --------
               Total liabilities and shareholders' equity                    $ 162,985     136,460
                                                                             =========    ========

          See accompanying notes to consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                        Consolidated Statements of Income

                     Years ended December 31, 2001 and 2000
                        (In thousands, except share data)

                                                                    2001      2000
                                                                   -------   ------
Interest income:
    Loans                                                          $ 7,782    6,801
    Securities                                                       2,065    2,280
    Federal funds sold and other short-term investments                164       69
                                                                   -------   ------
             Total interest income                                  10,011    9,150
                                                                   -------   ------
Interest expense:
    Deposits and escrow accounts                                     3,899    3,537
    Borrowings                                                         801      613
                                                                   -------   ------
             Total interest expense                                  4,700    4,150
                                                                   -------   ------
             Net interest income                                     5,311    5,000
Provision for loan losses                                              144      169
                                                                   -------   ------
             Net interest income after provision for loan losses     5,167    4,831
                                                                   -------   ------
Noninterest income:
    Service charges                                                  1,591    1,055
    Net gains (losses) on securities transactions                       51      (14)
    Net gains on sale of loans                                         110        5
    Other                                                              253      292
                                                                   -------   ------
             Total noninterest income                                2,005    1,338
                                                                   -------   ------
Noninterest expenses:
    Salaries and employee benefits                                   2,787    2,454
    Occupancy and equipment                                            877      835
    Data processing                                                    626      437
    Office supplies, printing and postage                              280      199
    Professional fees                                                  295      551
    Real estate owned, net                                              26      (14)
    Director fees                                                      109      125
    Marketing and advertising                                          205      145
    Contributions                                                       76       40
    Other                                                              469      538
                                                                   -------   ------
             Total noninterest expenses                              5,750    5,310
                                                                   -------   ------
Income before income tax expense                                     1,422      859
Income tax expense                                                     297      244
                                                                   -------   ------
             Net income                                            $ 1,125      615
                                                                   =======   ======
Basic  income per share                                            $  0.46     0.24
                                                                   =======   ======
Diluted  income per share                                          $  0.45     0.24
                                                                   =======   ======

          See accompanying notes to consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholders' Equity

                     Years ended December 31, 2001 and 2000
                        (In thousands, except share data)

                                                                                                             Unvested
                                                                                               Additional   restricted
                                                                                    Common      paid-in       stock       Treasury
                                                                                     stock      capital       awards        stock
                                                                                   ----------  ------------------------  -----------
Balance at December 31, 1999                                                         $    9       3,182         --            --
Purchase of treasury stock (133,500 shares)                                              --          --         --          (473)
Cash dividends ($0.03 per share)                                                         --          --         --            --
Issue restricted stock (19,782 shares)                                                   --          59        (59)           --
Amortization of restricted stock                                                         --          --          9            --
Acquisition of common stock by ESOP (16,500 shares)                                      --          --         --            --
Allocation of ESOP stock (9,171 shares)                                                  --          --         --            --
Comprehensive income:
    Net income                                                                           --          --         --            --
    Net change in the unrealized gain (loss) on securities available for sale,
         net of taxes                                                                    --          --         --            --
           Total comprehensive loss
                                                                                     ------       -----        ---          ----
Balance at December 31, 2000                                                              9       3,241        (50)         (473)
Net proceeds from the exercise of stock options (7,182 shares)                           --          21         --            --
Cash dividends ($0.10 per share)                                                         --          --         --            --
Issue restricted stock (2,700 shares)                                                    --          11        (11)           --
Amortization of restricted stock                                                         --          --         13            --
Allocation of ESOP stock (9,588 shares)                                                  --          12         --            --
Comprehensive income:
    Net income                                                                           --          --         --            --
    Net change in the unrealized gain (loss) on securities available for sale,
        net of taxes                                                                     --          --         --            --
           Total comprehensive income
                                                                                     ------       -----        ---          ----
Balance at December 31, 2001                                                         $    9       3,285        (48)         (473)
                                                                                     ======       =====        ===          ====

                                                                                                         Accumulated
                                                                                  Unallocated               other
                                                                                    common                 compre-
                                                                                    stock                  hensive
                                                                                   held by     Retained     income
                                                                                     ESOP      earnings     (loss)       Total
                                                                                  -----------  ----------  ---------  ------------
Balance at December 31, 1999                                                         (238)      11,764      (498)      14,219
Purchase of treasury stock (133,500 shares)                                            --           --        --         (473)
Cash dividends ($0.03 per share)                                                       --          (76)       --          (76)
Issue restricted stock (19,782 shares)                                                 --           --        --           --
Amortization of restricted stock                                                       --           --        --            9
Acquisition of common stock by ESOP (16,500 shares)                                   (51)          --        --          (51)
Allocation of ESOP stock (9,171 shares)                                                30           --        --           30
Comprehensive income:
    Net income                                                                         --          615        --          615
    Net change in the unrealized gain (loss) on securities available for sale,
         net of taxes                                                                  --           --       459          459
                                                                                                                      -------
           Total comprehensive loss                                                                                     1,074
                                                                                     ----      -------      ----      -------
Balance at December 31, 2000                                                         (259)      12,303       (39)      14,732
Net proceeds from the exercise of stock options (7,182 shares)                         --           --        --           21
Cash dividends ($0.10 per share)                                                       --         (272)       --         (272)
Issue restricted stock (2,700 shares)                                                  --           --        --           --
Amortization of restricted stock                                                       --           --        --           13
Allocation of ESOP stock (9,588 shares)                                                31           --        --           43
Comprehensive income:
    Net income                                                                         --        1,125        --        1,125
    Net change in the unrealized gain (loss) on securities available for sale,
        net of taxes                                                                   --           --       155          155
                                                                                                                      -------
           Total comprehensive income                                                                                   1,280
                                                                                     ----      -------      ----      -------
Balance at December 31, 2001                                                         (228)      13,156       116       15,817
                                                                                     ====      =======      ====      =======

          See accompanying notes to consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2001 and 2000
                                 (In thousands)

                                                                                          2001      2000
                                                                                        --------   -------
Cash flows from operating activities:
    Net income                                                                          $  1,125       615
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                                       393       363
          Provision for loan losses                                                          144       169
          Writedown on real estate owned                                                      38        19
          Gain on sale of real estate owned                                                   (4)      (31)
          Net loss (gain) on securities transactions                                         (51)       14
          Net (gain) on sale of loans                                                       (110)       (5)
          Net increase in cash surrender value of life insurance                            (208)     (137)
          Net amortization of securities premiums                                             66        17
          Proceeds from sale of loans held for sale                                       13,629       730
          Loans originated for sale                                                      (13,519)     (725)
          Deferred income tax expense (benefit)                                              126       (67)
          ESOP stock released for allocation and amortization of  restricted stock            56        39
          Change in:
             Accrued interest receivable                                                     125       (53)
             Other assets                                                                   (413)    1,155
             Other liabilities                                                              (379)      823
                                                                                        --------   -------
                     Net cash provided by operating activities                             1,018     2,926
                                                                                        --------   -------
Cash flows from investing activities:
    Proceeds from maturity of and principal collected on securities held to maturity          --     2,983
    Proceeds from sale of securities available for sale                                    7,935     2,985
    Proceeds from maturity of and principal collected on securities available for sale    18,573        --
    Purchases of securities available for sale                                           (34,257)   (1,260)
    Purchase of loans                                                                     (5,100)       --
    Disbursements for loan originations net of principal collections                     (11,974)  (14,394)
    Proceeds from sale of real estate owned                                                  243       396
    Purchase of bank owned life insurance                                                   (100)   (4,282)
    Purchases of premises and equipment, net of disposals                                   (911)     (360)
    Net cash provided by acquisition of branch                                             2,439        --
                                                                                        --------   -------
                     Net cash used in  investing activities                              (23,152)  (13,932)
                                                                                        --------   -------
Cash flows from financing activities:
    Net increase in demand, savings and money market deposits                             14,544     2,591
    Net increase (decrease) in time deposits                                               4,677     3,178
    Net increase (decrease) in escrow deposits                                              (151)      206
    Net increase in short-term borrowings                                                 (2,026)    2,300
    Proceeds of long-term debt                                                             4,700     4,000
    Net proceeds from the exercise of stock options                                           21        --
    Purchase of common stock by ESOP                                                          --       (51)
    Dividends on common stock                                                               (272)      (76)
    Purchase of treasury stock                                                                --      (473)
                                                                                        --------   -------
                     Net cash provided by financing activities                            21,493    11,675
                                                                                        --------   -------
Net increase (decrease) in cash and cash equivalents                                        (641)      669
Cash and cash equivalents at beginning of year                                             7,119     6,450
                                                                                        --------   -------
Cash and cash equivalents at end of year                                                $  6,478     7,119
                                                                                        ========   =======
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Interest                                                                         $  4,738     3,453
       Income taxes                                                                          279       251
                                                                                        ========   =======
    Non-cash investing and financing activities:
       Transfer of loans to real estate owned                                           $    110       294
       Transfer of securities held to maturity to  available for sale upon adoption of
          SFAS No. 133                                                                    13,308        --
       Adjustment of securities available for sale to fair value, net of taxes          $    155       459
                                                                                        ========   =======

          See accompanying notes to consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

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

      (a)   Basis of Presentation

            The consolidated financial statements include the accounts of Oswego County Bancorp, Inc. and its subsidiary, Oswego County Savings Bank. All inter-company accounts and transactions have been eliminated in consolidation. The Company utilizes the accrual method of accounting for financial reporting purposes. Amounts in the prior year's consolidated financial statements have been reclassified whenever necessary to conform to the current year's presentation.

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

                           December 31, 2001 and 2000

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

            Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Realized gains and losses on securities are recognized on the trade date and are determined using the specific identification method for determining the cost of securities sold.

      (d)   Loans

            Loans (other than those held for sale) are reported at the principal amount outstanding. Fees and certain direct origination costs related to lending activities are recognized in income as incurred, as the amounts are immaterial.

            Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated market value. Net unrealized losses are recognized through a valuation allowance by charges to income.

            The Company recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights were acquired. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. Additionally, capitalized mortgage servicing rights are assessed for impairment based on the fair value of those rights, and any impairment is recognized through a valuation allowance by a charge to income.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

            Generally, the Company places all loans that are 90 days or more past due on non-accrual status. In addition, the Company places any loan on non-accrual status if any part of it is classified as doubtful or loss, or if any part has been charged off. When a loan is placed on non-accrual status, total interest accrued and unpaid to date is reversed by a charge to interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Loans are removed from non-accrual status when they become current as to principal and interest, or when, in the opinion of management, the loans are expected to be fully collectible as to principal and interest.

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

                           December 31, 2001 and 2000

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

      (h)   Bank Owned Life Insurance

            The Bank Owned Life Insurance ("BOLI") was purchased as a financing tool for director benefits. The value of life insurance financing is the tax preferred status of increases in life insurance cash value and death benefits and the cash flow generated at the death of the insured. The purchase of the life insurance policy results in an interest sensitive asset on the Company's consolidated statements of financial condition that provides tax-free income to the Company. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is stated on the Company's consolidated statements of financial condition at its current cash surrender value. Increases in BOLI's cash surrender value are reported as other operating income in the Company's consolidated statements of income.

      (i)   Goodwill

            Goodwill represents the excess purchase price over the fair value of the tangible net assets acquired in a branch acquisition. Goodwill is being amortized over fifteen years on a straight-line basis. The amortization period is monitored to determine if events or circumstances require that such period be reduced. The Company also reviews its goodwill for events that may indicate that the carrying amount has become impaired. Goodwill is included in other assets.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      (j)   Income Taxes

            Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for tax carryforwards such as charitable contributions. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. If it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized, a valuation allowance is established by a charge to income tax expense. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period which includes the enactment date.

      (k)   Pension and Other Postretirement Benefits

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

      (l)   Stock Based Compensation

            Compensation expense is recognized for the Company's Employee Stock Ownership Plan (ESOP) equal to the average fair value of shares committed to be released for allocation to participant accounts. Any difference between the average fair value of the shares committed to be released for allocation and the ESOP's original acquisition cost is charged or credited to shareholders' equity (additional paid-in capital). The cost of unallocated ESOP shares (shares not yet released for allocation) is reflected as a reduction of shareholders' equity.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

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

      (m)   Earnings per Share

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

      (n)   Cash and Cash Equivalents

            For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold and other short-term investments with original maturities of less than 90 days.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      (o)   Financial Instruments With Off-Balance Sheet Risk

            The Company's primary off-balance sheet financial instruments are commercial and residential mortgage commitments. These off-balance sheet items are shown in the Company's statement of financial condition upon funding.

            The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. Statement No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either earnings or comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting.

            Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Accounting for hedges varies based on the type of hedge - fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred.

            The derivative instruments held by the Company as of and for the year ended December 31, 2001 consisted solely of instruments used to hedge interest rate risk related to the Company's mortgage banking activities. The adoption of Statement No.133, as of January 1, 2001, did not have a material effect on the Company's financial position or results of operations. As a part of the adoption, all securities classified as held to maturity were transferred to securities available for sale and reported at fair value. The securities transferred had an amortized cost of $13,308,000 and a fair value of $13,219,000.

      (p)   Comprehensive Income

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

                           December 31, 2001 and 2000

      (q)   Segment Information

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

      (r)   Other Accounting Standards

            In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No.141 supercedes Accounting Principles Board ("APB") No. 16, "Business Combinations," and requires all business combinations to be accounted for under the purchase method of accounting, thus eliminating the pooling of interests method of accounting. The Statement is effective for business combinations initiated after June 30, 2001.

            Statement No.142 requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the Statement. Statement No.142 also requires additional disclosures pertaining to goodwill and intangible assets. The provisions of Statement No.142 are required to be adopted starting with fiscal years beginning after December 15, 2001. For any goodwill and other intangibles acquired after June 30, 2001, the non-amortization and amortization provisions of this Statement are effective immediately.

            At December 31, 2001, the Company had goodwill of $336,000; however, this relates to the acquisition of a banking branch office; therefore, the Company's goodwill will continue to be amortized over the estimated life. As goodwill acquired in connection with branch acquisitions is specifically excluded from the new non-amortization provisions of Statement No. 142, the adoption of the Statement is not anticipated to have a material effect on the Company's results of operations. The FASB is currently evaluating the exclusion of branch goodwill and may amend the accounting rules in the near future.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

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

      (s)   Acquisitions

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

      (t)   Stock split (subsequent event)

            On February 21, 2002, the Company's Board of Directors authorized a three-for-one stock split in the form of a stock dividend for shareholders of record at the close of business on March 4, 2002. All share and per-share amounts have been restated to give effect to the stock split.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(2)   Securities

      The amortized cost and fair value of securities are as follows:

                                                                      December 31, 2001
                                                       ---------------------------------------------
                                                                      Gross       Gross
                                                       Amortized   unrealized   unrealized    Fair
                                                         cost         gains       losses      value
                                                       ---------   -----------  -----------   ------
                                                                       (in thousands)
Securities available for sale
Debt securities:
   United States Government
       agency obligations                               $ 2,800         59          --         2,859
   Corporate and municipal securities                    17,095        238         246        17,087
   Mortgage-backed securities                            16,200        141           6        16,335
                                                        -------        ---         ---        ------
                                                                                              16,335
       Total debt securities                             36,095        438         252        36,281

Equity securities:
   Marketable equity securities                           4,003         28          20         4,011
   FHLB stock                                               858         --          --           858
   Non-marketable equity securities                          10         --          --            10
                                                        -------        ---         ---        ------
       Total equity securities                            4,871         28          20         4,879

              Total securities available
                  for sale                              $40,966        466         272        41,160
                                                        =======        ===         ===        ======

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

                                                                            December 31, 2000
                                                   ---------------------------------------------------------------
                                                                       Gross            Gross
                                                       Amortized    unrealized        unrealized         Fair
                                                         cost          gains            losses           value
                                                       ---------    ----------        ----------         ----
                                                                          (in thousands)
Securities available for sale
Debt securities:
   United States Government
       agency obligations                                $19,032          77               142           18,967
Equity securities:
   FHLB stock                                                890          --                --              890
   Non-marketable equity securities                            2          --                --                2
                                                         -------       -----             -----           ------
           Total securities available
              for sale                                   $19,924          77               142           19,859
                                                         =======       =====             =====           ======
Securities held to maturity
Debt securities:
   United States Government
       agency obligations                                $ 3,000          --                 9            2,991
   Corporate and municipal securities                      7,901          55               181            7,775
   Mortgage-backed securities                              1,838          62                --            1,900
   Small Business Administration                             569          --                16              553
                                                         -------       -----             -----           ------
           Total securities held
              to maturity                                $13,308         117               206           13,219
                                                         =======       =====             =====           ======

      Proceeds from the sale of securities available for sale during 2001 were approximately $7,935,000 with gross gains of $70,100 and gross losses of $19,500 realized on those sales. Proceeds from the sale of securities available for sale during 2000 were approximately $2,985,000 with gross gains of $2,400 and gross losses of $16,400 realized on those sales.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      Securities available for sale with a fair value of approximately $6.1 million at December 31, 2001 were pledged to secure borrowings from the Federal Home Loan Bank.

      The following is a tabulation of debt securities, excluding mortgage-backed securities, by contractual maturity as of December 31, 2001. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Amortized  Fair
                                          cost     value
                                        --------  ------
                                           (in thousands)

Due in one year or less                 $ 1,751   1,764
Due after one year through five years     8,140   8,344
Due after five years through ten years    2,511   2,506
Due after ten years                       7,493   7,332
                                        -------  ------
       Total                            $19,895  19,946
                                        =======  ======

(3)   Other comprehensive income

      The following summarizes the components of other comprehensive income for the years ended December 31, 2001 and 2000:

                                                     2001  2000
                                                    -----   ---
                                                   (in thousands)

Net unrealized holding gain on securities           $ 310   751
Reclassification adjustments for (gains) losses
        included in net income                        (51)   14
                                                    -----   ---
Other comprehensive income, before tax                259   765
Income tax expense related to items of
        other comprehensive income                    104   306
                                                    -----   ---
Balance at end of year                              $ 155   459
                                                    =====   ===

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(4)   Loans

      The following is a summary of loans outstanding:

                                     December 31,
                                 -------------------
                                   2001      2000
                                 ---------   -------
                                    (in thousands)
Residential mortgages and
    home equity loans            $  67,004    63,979
Commercial mortgages                15,626    10,762
Commercial loans                    13,690     7,651
Consumer loans                       8,529     4,689
                                 ---------   -------
        Total loans                104,849    87,081
Allowance for loan losses             (932)   (1,121)
                                 ---------   -------
        Net loans                $ 103,917    85,960
                                 =========   =======

      There were no mortgage loans held for sale at December 31, 2001 and 2000.

      The Company's primary market area is generally Oswego County and Onondaga County in Central New York State. The company also acquires newly originated residential loans from a real estate firm operating in a community outside the Company's primary market area. Substantially all of the Company's portfolio is located in these marketing areas and, accordingly, the ultimate collectibility of the Company's loan portfolio is susceptible to changes in market conditions in these areas. The Company's concentration of credit risk by loan type is shown in the above schedule of loans outstanding. Other than general economic risks, there are no material concentrations of credit risk to any industry or individual borrower.

(5)   Allowance for Loan Losses

      The following is a summary of changes in the allowance for loan losses:

                                     Years ended December 31,
                                     ------------------------
                                         2001     2000
                                        -------   ------
                                          (in thousands)

Balance at beginning of year            $ 1,121    1,069
Provision for loan losses                   144      169
Loan charge-offs                           (388)    (162)
Recoveries                                   55       45
                                        -------   ------
Balance at end of year                  $   932    1,121
                                        =======   ======

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      The principal balance of all loans not accruing interest amounted to approximately $754,000 and $1,083,000 at December 31, 2001 and 2000,
      respectively. The forgone interest income on non-accruing loans was approximately $80,000 and $82,000 for the years ended December 31, 2001 and 2000, respectively.

      At December 31, 2001 and 2000, the Company had recorded investments in impaired loans of approximately $330,000 and $855,000, respectively. The impairment allowance associated with these loans was approximately $20,000 and $291,000 at December 31, 2001 and 2000, respectively. The average recorded investment in impaired loans during the year was approximately $458,000 and $702,000 for 2001 and 2000, respectively. The amount of interest income recognized on impaired loans (while such loans were considered impaired) was not significant for the years ended December 31, 2001 and 2000.

(6)   Premises and Equipment

      Premises and equipment at December 31 consist of the following:

                                             2001     2000
                                           -------   ------
                                            (in thousands)

Land                                       $   810      810
Buildings and improvements                   3,856    3,050
Furniture, fixtures and equipment            2,772    2,526
                                           -------   ------
                                             7,438    6,386
Accumulated depreciation                    (3,726)  (3,333)
                                           -------   ------
        Premises and equipment, net        $ 3,712    3,053
                                           =======   ======

      Depreciation expense was approximately $393,000 and $363,000 for the years ended December 31, 2001 and 2000, respectively.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(7)   Time Deposits

      Time deposit contractual maturities are summarized as follows:

                                                        December 31,
                                                     ---------------
                                                       2001    2000
                                                     -------  ------
                                                     (in thousands)

Within one year                                      $36,608  32,276
After one year and within two years                    6,924   4,391
After two years and within three years                 1,234   3,239
After three years and within four years                  590     714
After four years and within five years                   982     347
                                                     -------  ------
                                                     $46,338  40,967
                                                     =======  ======

      Certificates of deposit of $100,000 and over were approximately $10,686,000 and $7,459,000 at December 31, 2001 and 2000, respectively.

(8)   Short-term borrowings

      Short-term borrowings consist of borrowings from the Federal Home Loan Bank (FHLB), with original maturities of one year or less. At December 31, 2001, the Company had $300,000 outstanding under a fixed rate advance and $874,000 outstanding under an overnight line of credit agreement. The fixed rate advance matures on December 23, 2002, has an interest rate of 2.50% and is collateralized by a lien on the Company's 1-4 family mortgages. At December 31, 2000, the Company had $3,000,000 outstanding under a repurchase agreement and $200,000 outstanding under an overnight line of credit agreement. The repurchase agreement matured on October 2, 2001, had an interest rate of 6.51% and was collateralized by mortgage-backed securities with a fair value of approximately $3.0 million at December 31, 2000.

      The Company has two unused lines of credit available from the FHLB under an overnight and one-month borrowing facility of approximately $6.8 million and $7.7 million at December 31, 2001. Also, available to the Company at December 31, 2001 was an overnight credit plus line of $7.0 million from the FHLB and a $5.0 million line of credit with a commercial bank.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(9)   Long-Term Debt

      Long-term debt is principally fixed rate callable advances from the FHLB. Information on the borrowings at December 31, 2001 and 2000 is summarized as follows:

                                                                      2001
                                    -------------------------------------------------------------------------------
      Maturity date                    Amount                         Rate                      Call Date
      -------------                    ------                         ----                      ---------
                                    (in thousands)
      December 22, 2003             $       450                       3.63%                   Non-callable
      December 13, 2004                   5,000                       6.00%                   Quarterly, beginning
                                                                                              December 13, 2001
      December 21, 2004                     750                       4.42%                   Non-callable
      December 21, 2005                     750                       4.97%                   Non-callable
      April 12, 2005                      4,000                       7.15%                   Quarterly
      December 21, 2006                     750                       5.31%                   Non-callable
      June 6, 2011                        2,000                       4.50%                   Quarterly, beginning
                                                                                              June 5, 2003
                                    -----------                   -----------
              Total                 $    13,700                       5.86%
                                    ===========

                                                                      2000
                                    -------------------------------------------------------------------------------
      Maturity date                    Amount                         Rate                      Call Date
      -------------                    ------                         ----                      ---------
                                    (in thousands)

      December 13, 2004             $     5,000                       6.00%                   Quarterly, beginning
                                                                                              December 13, 2001
      April 12, 2005                      4,000                       7.15%                   April 12, 2001
                                    --------------                -----------
               Total                $     9,000                       6.51%
                                    ==============

      Federal Home Loan Bank advances are collateralized by FHLB stock owned by the Company and mortgage-backed securities with a fair value of approximately $6.1 million at December 31, 2001. In addition, the advances are collateralized by a blanket lien on the Company's 1-4 family mortgage loans.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(10)  Income Taxes

      Income tax expense (benefit) attributable to income before income taxes consisted of the following:

                                          Current            Deferred                 Total
                                    -------------------  -------------------    ------------------
                                                           (in thousands)
Year ended December 31, 2001:
       Federal                              $149                 75                    224
       State                                  22                 51                     73
                                            ----               ----                    ---
           Total                            $171                126                    297
                                            ====               ====                    ===
Year ended December 31, 2000:
       Federal                              $250                (56)                   194
       State                                  61                (11)                    50
                                            ----               ----                    ---
           Total                            $311                (67)                   244
                                            ====               ====                    ===

      Actual income tax expense attributable to income before income taxes differed from the amounts computed by applying the Federal statutory income tax rate to pre-tax income as follows:

                                                     Years ended December 31,
                                                     ------------------------
                                                           2001   2000
                                                          -----   ----
                                                         (in thousands)
Federal income tax expense
    at statutory rate                                     $ 483    292
Increase (decrease) resulting from:
    Tax-exempt income on securities                        (123)   (46)
    State taxes, net of Federal income
       tax effect                                            48     33
    Income from bank-owned life insurance                   (71)   (47)
    Other, net                                              (40)    12
                                                          -----   ----

           Actual income tax expense                      $ 297    244
                                                           =====   ====

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                                    2001 2000
                                                                    ----  ---
                                                                  (in thousands)
Deferred tax assets:
    Allowance for loan losses                                       $364  438
    Postretirement benefits                                          231  221
    Deferred compensation                                            281  203
    Charitable contribution carryover                                 63   61
    Net unrealized loss on securities available for sale              --   26
    Other                                                             15   12
                                                                    ----  ---
           Total gross deferred tax assets                           954  961
                                                                    ----  ---
Deferred tax liabilities:
    Excess tax bad debt reserve over base year                       153  146
    Depreciation                                                     117   83
    Prepaid pension expenses                                         137  105
    Mortgage servicing rights                                         57   --
    Net unrealized gain on securities available for sale              78   --
    Other                                                             22    7
                                                                    ----  ---
           Total gross deferred tax liabilities                      564  341
                                                                    ----  ---
Net deferred tax asset, included in
    other assets                                                    $390  620
                                                                    ====  ===

      In accordance with SFAS No. 109, the Company has not recognized deferred tax liabilities with respect to the Bank's Federal and state base-year reserves of approximately $1,107,000 at December 31, 2001, since the Company does not expect that these amounts will become taxable in the foreseeable future. Under current tax law, events that would result in taxation of these reserves include redemptions of the Bank's stock or certain excess distributions to the Parent Company. The unrecognized deferred tax liability at December 31, 2001 with respect to the base-year reserves was approximately $450,000.

      Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the loss carryback period. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance was necessary at December 31, 2001 and 2000.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(11)  Earnings Per Share

      The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the years ended December 31, 2001 and 2000. Unallocated ESOP shares are not considered outstanding for earnings per share computations. The ESOP shares become outstanding for earnings per share computations when they are released for allocation.

                                                        2001                                   2000
                                         ------------------------------------    ----------------------------------
                                                      Weighted                                Weighted
                                            Net        Average      Per Share      Net        Average
       Per Share                           Income       Shares       Amount      Income       Shares        Amount
                                         ---------    --------      ---------    ------      --------      -------
                                                            (in thousands, except share data)
       Basic earnings per share         $   1,125    2,460,783        $ 0.46      $ 615     2,549,754     $    0.24
         Dilutive effect of potential
         common shares:
             Stock options                              30,483                                  9,066
             Restricted stock awards                     3,303                                  1,497
                                        ---------    ---------        ------      -----     ---------     ---------
       Dilutive earnings per share      $   1,125    2,494,569        $ 0.45      $ 615     2,560,317     $    0.24
                                        =========    =========        ======      =====     =========     =========

      Dilutive shares for stock options and restricted stock awards represent the number of incremental shares computed using the treasury stock method.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(12)  Benefit Plans

      Pension and Other Postretirement Benefit Plans

      The following table sets forth the defined benefit pension plan's and the other postretirement benefit plan's change in benefit obligation, change in fair value of plan assets, and the funded status for the years ended December 31, 2001 and 2000, using the most recent actuarial data measured at October 1, 2001 and 2000 for the defined benefit pension plan and at December 31, 2001 and 2000 for the other postretirement benefit plan:

                                                                     Pension benefits     Postretirement benefits
                                                                    ------------------        --------------
                                                                      2001       2000         2001     2000
                                                                    -------     ------        ----     ----
                                                                                   (in thousands)
       Change in benefit obligation:
          Benefit obligation at beginning of year                   $ 3,016      2,921         594      852
          Service cost                                                  105         98          --       23
          Interest cost                                                 237        223          42       52
          Amendments                                                     --         --          --     (163)
          Actuarial loss (gain)                                         230        (62)         44     (152)
          Benefits paid                                                (180)      (164)        (23)     (18)
                                                                    -------     ------        ----     ----
                 Benefit obligation at end of year                    3,408      3,016         657      594
                                                                    -------     ------        ----     ----

       Change in plan assets:
          Fair value of plan assets at beginning of year              4,268      3,785          --       --
          Actual return on plan assets                                 (602)       647          --       --
          Employer contributions                                         --         --          23       18
          Benefits paid                                                (180)      (164)        (23)     (18)
                                                                    -------     ------        ----     ----
                 Fair value of plan assets at end of year             3,486      4,268          --       --
                                                                    -------     ------        ----     ----

       Funded status (deficit)                                           78      1,252        (657)    (594)
       Unamortized net (asset) obligation at transition                  --         (8)        136      146
       Unamortized net loss (gain) subsequent to transition             274       (977)        (73)    (120)
       Unamortized prior service cost                                    --          1          --       --
                                                                         --         --          --       --
                                                                    -------     ------        ----     ----
              Prepaid (accrued) benefit cost                        $   352        268        (594)    (568)
                                                                    =======     ======        ====     ====

      The postretirement plan was amended as of December 31, 2000 to exclude all active employees from receiving future benefits under the plan.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      Net periodic pension cost (income) consists of the following components for the years ended December 31, 2001 and 2000:

                                                        2001    2000
                                                       -----    ----
                                                   (dollars in thousands)

Service cost                                           $ 105      98
Interest cost on projected benefit obligation            237     223
Expected return on plan assets                          (377)   (296)
Amortization of net transition asset                      (8)    (21)
Amortization of unrecognized gain                        (42)    (14)
Amortization of prior service cost                         1       1
                                                       -----    ----
Net periodic pension cost (income)                     $ (84)     (9)
                                                       =====    ====
Weighted average discount rate                          7.25%   8.00%
                                                       =====    ====
Expected long-term rate of return                       9.00%   9.00%
                                                       =====    ====

      The projected benefit obligation assumed a long-term rate of increase in future compensation levels of 4.5% for 2001 and 5.5% for 2000.

      Net periodic postretirement benefit cost for the years ended December 31, 2001 and 2000 included the following components:

                                               2001  2000
                                               ----   ---
                                             (in thousands)

Service cost                                   $ --    23
Interest cost on accumulated benefit
    obligation                                   42    52
Amortization of transition obligation            10    27
Amortization of unrecognized gain                (3)   (5)
                                               ----   ---
Net periodic postretirement benefit cost       $ 49    97
                                               ====   ===

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      For measurement purposes, a 8.0% annual rate of increase in the per capita cost of average health care benefits for retirees was assumed for 2001 and 7.5% for 2000. The rate was assumed to decrease gradually to 4.0% by 2010 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation at December 31, 2001 by approximately $36,000, and the net periodic postretirement benefit cost by approximately $3,000 for the year then ended. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% for 2001 and 2000.

      Other Benefit Plans

      In 1997, the Company instituted a nonqualified deferred compensation plan for directors, under which participants may elect to defer all or part of their annual director fees. The plan provides that deferred fees are to be invested in mutual funds, as selected by the individual directors. At December 31, 2001 and 2000, deferred director fees included in other liabilities aggregated approximately $405,000 and $433,000, respectively.

      In 2000, the Company established a supplemental retirement plan for directors, providing for extended compensation after retirement. The plan was funded with life insurance policies on the participants, with the Company as owner and beneficiary of the policies. Cash surrender value of these policies approximated $4,727,000 at December 31, 2001 and $4,419,000 at December 31, 2000. At December 31, 2001 and 2000, other liabilities include approximately $161,000 and $60,000, respectively accrued under the retirement plan.

      The Company sponsors a defined contribution profit sharing 401(k) plan covering substantially all employees. The Company matches certain percentages of each eligible employee's contribution to the plan. Expense for the plan amounted to approximately $37,000 and $31,000 in 2001 and 2000, respectively.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(13)  Employee Stock Ownership Plan (ESOP)

      The Company established an ESOP in conjunction with its initial public offering to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed approximately $259,000 from the Company and used the funds to purchase 79,380 shares of the common stock of the Company in July 1999. An additional 16,500 shares were purchased using loan proceeds in 2000. The loans will be repaid from the Company's discretionary contributions to the ESOP over a period of approximately ten years. At December 31, 2001, the loans had an outstanding balance of approximately $244,000 and an interest rate of 8.5%. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Shares released from the suspense account are allocated among participants at the end of the plan year on the basis of relative compensation in the year of allocation.

      Unallocated ESOP shares are pledged as collateral on the loan and are reported as a reduction of shareholders' equity. The Company reports compensation expense equal to the average market price of the shares to be released from collateral at the end of the plan year. The Company recorded approximately $43,000 and $30,000 of compensation expense related to the ESOP for the years ended December 31, 2001 and 2000, respectively.

The ESOP shares as of December 31, 2001 were as follows:
                 Allocated shares                          25,287
                 Unallocated shares                        70,593
                                                          -------
                          Total ESOP shares                95,880
                                                          =======
                 Market value of unallocated shares at
                      December 31, 2001 (in thousands)    $   403
                                                          =======
The ESOP shares as of December 31, 2000 were as follows:
                 Allocated shares                          15,699
                 Unallocated shares                        80,181
                                                          -------
                          Total ESOP shares                95,880
                                                          =======
                 Market value of unallocated shares at
                      December 31, 2000 (in thousands)    $   291
                                                          =======

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(14)  Stock Option and Restricted Stock Plans

      In April 2000, the Company established a stock option plan and a restricted stock plan. At December 31, 2001, there were 119,850 shares of the Company's common stock reserved for issuance under the stock option plan and 35,955 shares reserved for the restricted stock plan. Under the terms of the stock option plan, options are granted to directors and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted vest over five years and expire ten years from the date of the grant. At December 31, 2001, there were 17,937 shares available for grant under the option plan.

      The Company applies APB Opinion No. 25 and accordingly, no compensation cost has been recognized for its stock options in the financial statements. The fair value of each option grant is estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made on April 20, 2000 and December 4, 2000: dividend yield 1.85%; expected volatility of 15%; risk free interest of 6.5%; expected lives of seven years. The estimated weighted average fair value of the options granted during 2000 was $0.91 per option. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 and recognized the cost over the vesting period, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                2001     2000
                             ---------  -------
Net income (in thousands):
        As reported          $  1,125       615
        Pro forma               1,103       607

Basic earnings per share:
        As reported               0.4      0.24
        Pro forma                 0.4      0.24

Diluted earnings per share:
        As reported               0.4      0.24
        Pro forma                 0.4      0.24

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      Because the Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of fair value of its stock options. In addition, the effect on reported net income and earnings per share may not be representative of the effects on reported net income or earnings per share for future years.

      The following is a summary of changes in stock options outstanding:

                                                           Weighted Average
                                                Options      Option Price
                                              Outstanding      Per share
                                              -----------  ----------------

      Outstanding at December 31, 1999               --         $   --
        Granted                                 109,413           3.00
        Forfeited                                (7,500)          2.96
                                              ----------        ------
      Outstanding at December 31, 2000          101,913         $ 3.00
        Exercised                                (7,182)          2.96
                                              ----------        ------
      Outstanding at December 31, 2001           94,731         $ 3.01
                                              ==========        =======

      At December 31, 2001, 13,200 shares were exercisable.

      Under the terms of the restricted stock plan, shares awarded to directors and key employees vest at a rate of 20% per year from the date of grant. During 2001 and 2000, the Company granted 2,700 and 19,782 shares, respectively, of restricted stock. At December 31, 2001 there were 13,473 additional shares available under the plan. The Company recognized compensation expense for the restricted stock plan of $13,000 and $9,000 in 2001 and 2000, respectively.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(15)  Shareholders' Equity and Regulatory Matters

      The Parent Company's ability to pay dividends is primarily dependent upon the ability of the Bank to pay dividends. The payment of dividends by the Bank is subject to continued compliance with minimum regulatory capital requirements. In addition, regulatory approval is generally required prior to the Bank declaring dividends in an amount in excess of net income for that year plus net income retained in the preceding two years.

      The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company (consolidated) to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets , and Tier I capital to average assets (each as defined in the regulations). Management believes that, as of December 31, 2001 and 2000, the Bank and the Company met all capital adequacy requirements to which they were subject.

      As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      The Bank and consolidated Company's regulatory capital amounts and ratios are presented in the following table:

                                                                                    Required Ratios
                                                     Actual                 --------------------------------
                                                Regulatory Capital            Minimum        Classification
                                          ------------------------------      Capital           as Well
                                              Amount           Ratio          Adequacy        Capitalized
                                          ---------------   -------------   -------------    ---------------
                                              (dollars in thousands)
As of December 31, 2001:
Bank
    Total Capital
        (to risk weighted assets)           $15,384             14.8%           8.0%              10.0%
    Tier I Capital
        (to risk weighted assets)            14,452             13.9            4.0                6.0
    Tier I Capital
        (to average assets)                  14,452              9.1            4.0                5.0
Consolidated
    Total Capital
        (to risk weighted assets)            16,297             15.7            8.0               10.0
    Tier I Capital
        (to risk weighted assets)            15,365             14.8            4.0                6.0
    Tier I Capital
        (to average assets)                  15,365             10.2            4.0                5.0

As of December 31, 2000:
Bank
    Total Capital
        (to risk weighted assets)            15,038             15.2%           8.0%              10.0%
    Tier I Capital
        (to risk weighted assets)            13,917             14.1            4.0                6.0
    Tier I Capital
        (to average assets)                  13,917             11.5            4.0                5.0
Consolidated
    Total Capital
        (to risk weighted assets)            15,892             16.1            8.0               10.0
    Tier I Capital
        (to risk weighted assets)            14,771             15.0            4.0                6.0
    Tier I Capital
        (to average assets)                  14,771             11.3            4.0                5.0

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      In order to grant a priority to eligible depositors, the Bank established a liquidation account at the time of conversion in an amount equal to its total net worth at June 30, 1999. In the event of a future liquidation of the converted bank (and only in such event), eligible account holders who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account will be decreased (as balances of eligible accounts are reduced) on annual determination dates. No cash dividends may be paid to the shareholders and no shares may be repurchased by the Company if such actions would reduce the Bank's shareholders' equity below the amount required for the liquidation account. At December 31, 2001, the amount remaining in the liquidation account was approximately $4.1 million.

(16)  Commitments and Contingencies

      The Company is a party to certain financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused line of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements.

      The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since not all of the commitments are expected to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if any, required by the Company upon the extension of credit is based on management's credit evaluation of the customer. Mortgage and other loan commitments outstanding at December 31, 2001 and 2000 with fixed interest rates amounted to approximately $3.7 million and $7.3 million, respectively. Fixed interest rates on mortgage and other loan commitments outstanding can change prior to closing only if interest rates decrease. Mortgage and other loan commitments outstanding at December 31, 2001 and 2000 with variable interest rates amounted to approximately $8.9 million and $6.0 million, respectively. Variable rate loans float prior to closing.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


      Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Outstanding commitments on standby letters of credit at December 31, 2001 and 2000 amounted to approximately $1.4 million and $1.5 million, respectively.

      The Company generally enters in to rate lock agreements at the time that residential mortgage loan applications are taken. These rate lock agreements fix the interest rate at which the loan, if ultimately made, will be originated. Such agreements may exist with borrowers with whom commitments to extend loans have been made, as well as with individuals who have not yet received a commitment. The Company makes it determination of whether or not to identify a loan as held for sale at the time rate lock agreements are entered into. Accordingly, the Company is exposed to interest rate risk to the extent that a rate lock agreement is associated with a loan application or a loan commitment which is intended to be held for sale, as well as with respect to loans held for sale.

      In order to reduce the interest rate risk associated with the portfolio of conventional mortgage loans held for sale, as well as outstanding loan commitments and uncommitted loans applications with rate lock agreements which are intended to be held for sale, the Company enters into mandatory forward sales commitments to sell loans in the secondary market to unrelated investors. At December 31, 2001, the Company had mandatory commitments to sell conventional fixed rate mortgage loans at set prices amounting to approximately $9.3 million. The Company estimates that it will incur a loss of $130,000 in meeting these commitments and has recorded that loss in net gains on sale of loans for the year ended December 31, 2001.

      The Company is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $1.7 million at December 31, 2001 and 2000.

(17)  Fair Value of Financial Instruments

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

                           December 31, 2001 and 2000

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

                           December 31, 2001 and 2000

(e)   Long-Term Debt

      The fair value of long-term debt has been estimated using discount cash flow analyses that apply interest rates currently being offered for notes with similar terms.


      The estimated fair values of the Company's financial instruments as of December 31, 2001 and 2000 are as follows (in thousands):

                                                   2000                               2000
                                     -------------------------------    -------------------------------
                                        Carrying           Fair            Carrying           Fair
                                         amount            value            amount            value
                                     -------------     -------------    -------------     -------------
                                                                (in thousands)
  Financial assets:
    Cash and cash equivalents        $     6,478             6,478            7,119             7,119
    Accrued interest receivable              872               872              991               991
    Securities                            41,160            41,160           33,167            33,078
    Net loans                            103,917           102,263           85,960            86,516
  Financial liabilities:
    Demand, savings and money
      market deposits                     82,845            82,845           64,920            64,920
    Time deposits                         46,338            46,690           40,967            41,184
    Escrow deposits                        1,341             1,341            1,492             1,492
    Short-term borrowings                  1,174             1,174            3,200             3,200
    Long-term debt                        13,700            14,281            9,000             9,517
    Accrued interest payable                  51                51               89                89

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

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(18)  Condensed Financial Information of the Parent Company

      The Parent Company began operations in conjunction with the Bank's mutual-to-stock conversion and the Parent Company's initial public offering of its common stock. The following represents the Parent Company's statements of financial condition as of December 31, 2001, and 2000 and its statements of income and statements of cash flows for the years ended December 31, 2001 and 2000.

                        Statements of Financial Condition
                                 (in thousands)

                                                     2001     2000
                                                   -------  -------
Assets
Cash and cash equivalents                          $   785  $   732
Loan receivable from ESOP                              244      267
Investment in subsidiary                            14,905   13,878
Other assets                                             5       --
                                                   -------  -------
       Total assets                                $15,939  $14,877
                                                   =======  =======
Liabilities and Shareholders' Equity
Liabilities:
Payable to subsidiary                              $   122  $   145
Total shareholders' equity                          15,817   14,732
                                                   -------  -------
       Total liabilities and shareholders' equity  $15,939  $14,877
                                                   =======  =======

                                                                     (continued)

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(18)  Condensed Financial Information of the Parent Company (continued)

                              Statements of Income
                                 (in thousands)

                                       For the Years Ended December 31,

                                                2001    2000
                                              -------   -----
Interest and dividend income:
    Interest income                           $    41   $ 50
    Dividend income                               272     76
                                              -------   -----
         Total interest and dividend income       313    126
                                              -------   -----
Non-interest expenses:
    Other non-interest expenses                    73     43
                                              -------   -----
         Total non-interest expenses               73     43
                                              -------   -----
Income before income tax expense (benefit)
  and equity in income  of subsidiary             240     83
Income tax (benefit) expense                      (13)     2
                                              -------   -----
Income before equity in income
             of subsidiary                        253     81
Undistributed equity in income of subsidiary      872    534
                                              -------   -----
Net income                                    $ 1,125   $615
                                              =======   =====

                                                                     (continued)

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(18)  Condensed Financial Information of Parent Company (continued)

                            Statements of Cash Flows
                                 (in thousands)

                                                       For the Years ended December 31,
                                                              2001      2000
                                                            -------   -------
Cash flows from operating activities:
    Net income                                              $ 1,125   $   615
    Adjustments to reconcile net income to net
       cash  provided by operating activities:
          Undistributed equity in net income loss
              of subsidiary                                    (872)     (534)
          ESOP stock release for allocation and
              amortization of restricted stock awards            56         9
          Net (increase) decrease in other assets                (5)       41
          Net decrease in intercompany
              payable to subsidiary                             (23)     (110)
                                                            -------   -------
                  Net cash provided by
                     operating activities                       281        21
Cash flows from investing activities:
     Loan made to ESOP                                           --       (50)
     Principal payment on loan receivable from ESOP              23        42
                                                            -------   -------
                  Net cash provided by (used in)
                        investing activities                     23        (8)
                                                            -------   -------
Cash flows from financing activities:
     Net proceeds from the exercise of stock options             21        --
     Dividends on common stock                                 (272)      (76)
     Purchase of treasury stock                                  --      (473)
                                                            -------   -------
                  Net cash used in
                        financing activities                   (251)     (549)
                  Net (decrease) increase in cash and cash       53      (536)
                     equivalents
Cash and cash equivalents at beginning of year                  732     1,268
                                                            -------   -------
Cash and cash equivalents at end of year                    $   785   $   732
                                                            =======   =======