Form 10QSB
period 2002-03-31
OSWEGO COUNTY BANCORP INC
filed 2002-05-13
CIK 1075954

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-QSB

                                   ----------

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2002

                                       OR

|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER 000-30140

                                   ----------

                           OSWEGO COUNTY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

        United States                                           16-1567491
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

44 EAST BRIDGE STREET, OSWEGO, NEW YORK                           13126
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

                  Number of shares of common stock outstanding
                                as of May 9, 2002

Class                                                                Outstanding
COMMON STOCK, $.01 PAR VALUE                                          2,555,114

                           OSWEGO COUNTY BANCORP, INC.
                                   FORM 10-QSB
                                      INDEX

Part I  - FINANCIAL INFORMATION                                             PAGE

          Item 1 - Financial statements (unaudited):

                   Consolidated Statements of Financial
                   Condition at March 31, 2002 and December 31,
                   2001                                                     1

                   Consolidated Statements of Income
                   for the three month periods ended March 31, 2002
                    and March 31, 2001                                      2

                   Consolidated Statements of  Cash Flows
                   for the three month periods ended March 31, 2002
                   and March 31, 2001                                       3

                   Notes to Unaudited Condensed Consolidated
                   Financial Statements                                     4-6

          Item 2 - Management's Discussion and Analysis                     6-12

Part II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                        13

          Item 2 - Changes in Securities and Use of Proceeds                13

          Item 3 - Defaults Upon Senior Securities                          13

          Item 4 - Submission of Matters to a Vote of Security Holders      13

          Item 5 - Other Information                                        14

          Item 6 - Exhibits and Reports on Form 8-K                         14

          Signatures                                                        15

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)

                                                                                         March 31,    December 31,
                                       Assets                                              2002           2001
                                                                                        ----------    ------------
                                                                                        (unaudited)
Cash and due from banks                                                                  $   6,711         6,478
Securities available for sale, at fair value                                                40,477        41,160
Loans held for sale                                                                            577            --

Loans                                                                                      107,923       104,849
    Less: allowance for loan losses                                                            973           932
                                                                                         ---------      --------

               Loans, net                                                                  106,950       103,917
                                                                                         ---------      --------

Premises and equipment, net                                                                  3,946         3,712
Accrued interest receivable                                                                  1,023           872
Bank owned life insurance                                                                    4,879         4,727
Other assets                                                                                 3,718         2,119
                                                                                         ---------      --------

               Total assets                                                              $ 168,281       162,985
                                                                                         =========      ========

                       Liabilities and Shareholders' Equity

Liabilities:
    Deposits:
       Demand                                                                               20,207        20,014
       Savings and money market                                                             66,340        62,831
       Time                                                                                 45,014        46,338
                                                                                         ---------      --------

                                                                                           131,561       129,183

    Escrow deposits                                                                            561         1,341
    Short-term borrowings                                                                    4,225         1,174
    Long-term debt                                                                          13,700        13,700
    Other liabilities                                                                        2,198         1,770
                                                                                         ---------      --------

               Total liabilities                                                           152,245       147,168
                                                                                         ---------      --------

Shareholders' equity:
    Preferred stock, $0.01 par value, 500,000 shares authorized, at
       December 31, 2001 and 2000, no shares issued                                             --            --
    Common stock, $0.01 par value, 3,000,000  shares authorized and
       2,692,381 and 2,691,354 shares issued at March 31, 2002 and December 31, 2001            27             9
    Additional paid-in capital                                                               3,277         3,285
    Unvested restricted stock awards, 14,157 and 15,282 shares at
       March 31, 2002 and December 31, 2001                                                    (44)          (48)
    Treasury stock, at cost,  133,500 shares at March 31, 2002 and December 31, 2001          (473)         (473)
    Unallocated common stock held by Employee Stock Ownership
       Plan (ESOP), 68,196 and 70,593 shares at March 31, 2002 and December 31, 2001          (221)         (228)
    Retained earnings                                                                       13,339        13,156
    Accumulated other comprehensive income                                                     131           116
                                                                                         ---------      --------

               Total shareholders' equity                                                   16,036        15,817
                                                                                         ---------      --------

               Total liabilities and shareholders' equity                                $ 168,281       162,985
                                                                                         =========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                        (In thousands, except share data)
                                   (unaudited)

                                                                   Three months ended March 31,
                                                                          2002      2001
                                                                         ------     -----
Interest income:
    Loans                                                                $1,945     1,872
    Securities                                                              531       474
    Federal funds sold and other short-term investments                       1        73
                                                                         ------     -----

             Total interest income                                        2,477     2,419
                                                                         ------     -----

Interest expense:
    Deposits and escrow accounts                                            779       982
    Borrowings                                                              211       193
                                                                         ------     -----

             Total interest expense                                         990     1,175
                                                                         ------     -----

             Net interest income                                          1,487     1,244

Provision for loan losses                                                    67        36
                                                                         ------     -----

             Net interest income after provision for loan losses          1,420     1,208
                                                                         ------     -----

Noninterest income:
    Service charges                                                         505       329
    Net gains on securities transactions                                      1        47
    Net gains on sale of loans                                               23        --
    Other                                                                   144        83
                                                                         ------     -----

             Total noninterest income                                       673       459
                                                                         ------     -----

Noninterest expenses:
    Salaries and employee benefits                                          854       624
    Occupancy and equipment                                                 232       210
    Data processing                                                         207       126
    Office supplies, printing and postage                                    80        51
    Professional fees                                                       102        82
    Director fees                                                            29        27
    Marketing and advertising                                                29        17
    Contributions                                                            15        57
    Other                                                                   197       142
                                                                         ------     -----

             Total noninterest expenses                                   1,745     1,336
                                                                         ------     -----

Income before income tax expense                                            348       331

Income tax expense                                                           65        80
                                                                         ------     -----

             Net income                                                  $  283       251
                                                                         ======     =====

Basic income per share                                                   $ 0.11      0.10
                                                                         ======     =====

Diluted income per share                                                 $ 0.11      0.10
                                                                         ======     =====

See accompanying notes to unaudited condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                            Three months ended March 31,
                                                                                                2002            2001
                                                                                              --------         -------
Cash flows from operating activities:
    Net income                                                                                $    283             251
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation                                                                             100              93
          Goodwill amortization                                                                      6              --
          Provision for loan losses                                                                 67              36
          Writedown on real estate owned                                                            --              11
          Loss on sale of real estate owned                                                         --               3
          Net gain on securities transactions                                                       (1)            (47)
          Net gain on sale of loans                                                                (23)             --
          Net increase in cash surrender value of life insurance                                   (52)            (51)
          Net amortization of securities premiums                                                   47               8
          Proceeds from sale of loans held for sale                                             12,298              --
          Loans originated for sale                                                            (12,852)             --
          ESOP stock released for allocation and amortization of  restricted stock                  18              11
          Change in:
             Accrued interest receivable                                                          (151)             57
             Other assets                                                                       (1,614)             11
             Other liabilities                                                                     443            (246)
                                                                                              --------         -------

                     Net cash (used in) provided by operating activities                        (1,431)            137
                                                                                              --------         -------

Cash flows from investing activities:
    Proceeds from sale of securities available for sale                                          2,269           7,616
    Proceeds from maturity of and principal collected on securities available for sale           1,443           6,688
    Purchases of securities available for sale                                                  (3,051)        (13,145)
    Purchase of loans                                                                               --          (3,957)
    Disbursements for loan originations net of principal collections                            (3,115)             --
    Proceeds from sale of real estate owned                                                         --              71
    Purchase of bank owned life insurance                                                         (100)           (100)
    Purchases of premises and equipment, net of disposals                                         (334)           (110)
                                                                                              --------         -------

                     Net cash used in  investing activities                                     (2,888)         (2,937)
                                                                                              --------         -------

Cash flows from financing activities:
    Net increase in demand, savings and money market deposits                                    3,702           3,152
    Net (decrease) increase in time deposits                                                    (1,324)          2,755
    Net decrease in escrow deposits                                                               (780)           (772)
    Net increase (decrease) in short-term borrowings                                             3,051            (200)
    Net proceeds from the exercise of stock options                                                  3               9
    Dividends on common stock                                                                     (100)            (44)
                                                                                              --------         -------

                     Net cash provided by financing activities                                   4,552           4,900
                                                                                              --------         -------

Net increase in cash and cash equivalents                                                          233           2,100

Cash and cash equivalents at beginning of period                                                 6,478           7,119
                                                                                              --------         -------

Cash and cash equivalents at end of period                                                    $  6,711           9,219
                                                                                              ========         =======

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Interest                                                                               $    983           1,172
       Income taxes                                                                                 12              88
                                                                                              ========         =======

    Non-cash investing and financing activities:
       Transfer of loans to real estate owned                                                 $     --             110
       Transfer of securities held to maturity to available for sale upon adoption of
          SFAS No. 133                                                                              --          13,308
       Adjustment of securities available for sale to fair value, net of taxes                $     --             137
                                                                                              ========         =======

See accompanying notes to unaudited condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2002

(1) Basis of presentation

      The accompanying condensed consolidated financial statements include the accounts of Oswego County Bancorp, Inc. (OCB or the Company) and its wholly owned subsidiary, Oswego County Savings Bank (OCSB or the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all material adjustments necessary for fair presentation, consisting of normal accruals and adjustments have been made in the accompanying statements. The results of operations for the interim periods presented should not be considered indicative of results that may be expected for an entire fiscal year or any other interim period. The accompanying financial statements are intended to be read in conjunction with the Company's audited financial statements and footnotes for the year ended December 31, 2001 included in the annual report on Form 10-KSB.

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

            Number of shares utilized            Three months ended March 31,
            in per share computations                2002             2001
            -------------------------             ---------        ---------

            For basic earnings per share          2,472,047        2,451,297

            Added for: Stock options                 51,040           17,361
                       Restricted stock               4,778            2,967
                                                  ---------        ---------

            For diluted earnings per share        2,527,865        2,471,625
                                                  =========        =========

(3) Comprehensive income

      The components of comprehensive income for the three-month periods ended March 31, 2002 and 2001 are as follows (in thousands).

                                                                 2002       2001
                                                                 ----        ---
      Net income                                                 $283        251
      Other comprehensive income, net of taxes:
           Change in net unrealized gain on securities
             available for sale                                    15        165
           Less: Reclassification adjustment for securities
                 gains included in net income                      --         28
                                                                 ----        ---
      Total other comprehensive income                             15        137
                                                                 ----        ---
      Total comprehensive income                                 $298        388
                                                                 ====        ===

(4) Impact of Recently Issued Accounting Standards

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

            Statement No.142 requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the Statement. Statement No.142 also requires additional disclosures pertaining to goodwill and intangible assets. The Company adopted Statement No. 142 on January 1, 2002.

            At December 31, 2001, the Company had goodwill of $336,000; however, this relates to the acquisition of a banking branch office; therefore, the Company's goodwill will continue to be amortized over the estimated life. As goodwill acquired in connection with branch acquisitions is specifically excluded from the new non-amortization provisions of Statement No. 142, the adoption of the Statement did not have a material effect on the Company's results of operations. The FASB is currently evaluating the exclusion of branch goodwill and may amend the accounting rules in the near future.

            In October 2001, the FASB issued No. 144, Accounting for Impairment or Disposal of Long -Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS No. 144 on January 1, 2002, did not have a material impact on the Company's financial condition or results of operations.

(5) Subsequent events

      On April 18, 2002 the Board of Directors declared a dividend of five cents per share payable on or about May 14th to shareholders of record on April 30th.

Item 2. Management's Discussion and Analysis

FINANCIAL CONDITION - Total assets increased by $5.3 million or 3.3% to $168.3 million during the three-month period ended March 31, 2002. Shareholders' equity increased by $219,000 during the three-month period ended March 31, 2002, mainly as a result of the Company's net income of $283,000, which was partially offset by dividends paid in the three month period.

Total securities decreased by $683,000, or 1.7% during the three month period due primarily to principal payments received. During the three month period investments in corporate and municipal securities increased by $1.3 million and investments in government agency bonds and mortgage-backed securities decreased by $2.1 million. A net gain of $1,000 was recorded from the sale of securities available for sale in the three month period ended March 31, 2002. The composition of the Company's securities portfolios is summarized below.

                                                         March 31,  December 31,
                                         (thousands)        2002        2001
                                                          -------      ------
         Securities available for sale (fair value)
      U.S. Government agency bonds                        $ 2,328       2,859
      Corporate and municipal securities                   18,336      17,087
      Mortgage-backed securities                           14,789      16,335
      Federal Home Loan Bank and other capital stock        5,024       4,879
                                                          -------      ------

                                Total securities          $40,477      41,160
                                                          =======      ======

Loans increased by $3.1 million or 2.9% during the three-month period ended March 31, 2002. Commercial mortgages and loans increased $3.6 million, consumer loans increased $221,000 and residential mortgages decreased by $732,000. Commercial business loans account for 12.5% of the total loan portfolio. Such loans typically carry higher rates of interest than certain other loan products, and many of the loans carry interest rates that vary with changes in the prime rate. In addition to the previous mentioned loan balances, the Company had $577,000 of loans held for sale on March 31, 2002. The loans held for sale consisted of fixed rate residential mortgages. During the three-month period the Company originated $12.9 million of loans for sale and received $12.3 million of proceeds from loans sold. Loan balances by category are presented in the table that follows.

                               Loans (a)        March 31,        December 31,
                               (thousands)        2002               2001
                                                --------           -------
      Residential mortgage
        and home equity                         $ 66,272            67,004
      Commercial mortgage                         19,439            15,626
      Commercial                                  13,462            13,690
      Consumer                                     8,750             8,529
                                                --------           -------

                                                $107,923           104,849
                                                ========           =======

            (a)   Excludes loans held for sale

The Company's deposits increased by $2.4 million or 1.8% to $131.6 million in the first three months of 2002. Savings and money market deposits increased by $3.5 million. The increase in savings and money market deposits was partially offset by a $1.3 million reduction in time deposits.

The Company's borrowings increased $3.1 million during the first three months of 2002 to $17.9 million at March 31, 2002. Borrowings increased to fund asset growth during the three-month period. The increase in borrowings resulted from a $3.1 million increase in short-term borrowing from the Federal Home Loan Bank of New York under an overnight line of credit agreement.

Shareholders' equity increased $219,000 or 1.4% to $16.0 million in the three-month period ended March 31, 2001. The increase in shareholders' equity resulted from net income for the period of $283,000, a $15,000 increase in accumulated other comprehensive income from the net appreciation of securities, the issuance of $3,000 of common stock that resulted from the exercise of options, the release of ESOP shares and the amortization of restricted stock. The increases were partially offset by dividend payments of $100,000.

The Company has continued to benefit from management's actions in recent years designed to improve credit quality. At March 31, 2002, nonperforming assets were

0.65% of total assets as compared to 0.60% at December 31, 2001. A summary of the Company's nonperforming assets and related ratios follows.

                   Nonperforming assets        March 31,   December 31,
                   (dollars in thousands)         2002         2001
                                               ---------   ------------
            Nonaccrual loans                     $1,101         975
            Other real estate                         0           0
                                                 ------        ----

              Nonperforming assets               $1,101         975
                                                 ======        ====

            Nonperforming assets
               to total assets                     0.65%        0.60%
            Allowance for loan losses
               to nonperforming loans             88.37%       95.59%

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

Results of Operations for the Three Months Ended March 31, 2002 Versus the Three Months Ended March 31, 2001

Net income was $283,000 in the first quarter of 2002 compared to net income of $251,000 in the first quarter of 2001. Net interest income increased $243,000 and noninterest income improved by $214,000. These items were partially offset by an increase in noninterest expenses of $409,000 and an increase in the provision for loan loss of $31,000. Return on average equity improved to 7.18% in the first quarter of 2002 compared to 6.97% in the year earlier quarter. Return on average assets was 0.70% for the first quarter of 2002 compared to 0.74% in the first quarter of 2001.

Net Interest Income. Net interest income increased $243,000 in the first quarter of 2002 to $1.5 million as compared to $1.2 million in 2001. The increase in net interest income in the first quarter was the result of an increase in interest income of $58,000 and a decrease in interest expense of $185,000. The Company's net interest rate spread of 3.68% for the first quarter of 2002 increased 17 basis points from first quarter of 2001. The increase in interest rate spread was due to lower rates on deposits and borrowings, which were partially offset by lower interest rates on interest earning assets. For the quarter ended March 31, 2002 net interest income increased $217,000 from increases in volume of interest earning assets and interest bearing liabilities and increased $26,000 from changes in interest rates.

Interest Income. Interest income increased by $58,000 or 2.4%, to $2.5 million in the first quarter of 2002 compared to $2.4 million for 2001. The reason for the increase in interest income was a $73,000 increase in loan interest income that was the result of a $18.7 million or 21.3% increase in average loans. The interest rate on loans decreased in the first quarter of 2002 to 7.41% compared to 8.66% in the first quarter of 2001. The increase in loan interest income was partially offset by a $15,000 reduction in interest income earned from securities and federal funds sold.

Interest Expense. Interest expense decreased by $185,000 in the first quarter of 2002 to $1.0 million compared to $1.2 million for 2001. The decrease in interest expense resulted from lower interest rates on deposits and borrowings, which were partially offset by higher average balances of deposits and borrowings. Average depositsbalances increased $16.4 million or 17.4% compared to the first quarter of 2001. Average borrowings increased $4.4 million due to increased borrowing to fund asset growth.

                     NET INTEREST INCOME, RATES AND BALANCES
                             Quarter Ended March 31,

                                                 Interest                  Yields/ Rates            Average balances
                                         -----------------------     ------------------------      --------------------
      (dollars in thousands)                2002          2001          2002           2001          2002        2001
                                         ---------     ---------     ---------      ---------      --------     -------
Interest earning assets:
Loans, gross (a)                         $   1,945         1,872          7.41%          8.66%     $106,381      87,685
Securities, at amortized cost                  531           474          5.31%          6.21%       40,528      30,967
Federal funds sold & other                       1            73         10.40%          7.07%           39       4,190
                                         ---------     ---------     ---------      ---------      --------     -------
  Total interest earning assets              2,477         2,419          6.84%          7.99%      146,948     122,842

Noninterest earning assets                                                                           18,154      15,265
                                                                                                   --------     -------
  Total assets                                                                                     $165,102     138,107

Interest bearing liabilities:
Savings, now, money market (b)                 314           357          1.96%          2.80%     $ 64,861      51,788
Time deposits                                  465           625          4.11%          5.96%       45,858      42,541
Borrowings                                     211           193          5.22%          6.51%       16,402      12,024
                                         ---------     ---------     ---------      ---------      --------     -------
  Total interest bearing liabilities           990         1,175          3.16%          4.48%      127,121     106,353

Noninterest bearing deposits                                                                         19,830      14,958
Other noninterest liabilities                                                                         2,163       1,981
                                                                                                   --------     -------
  Total liabilities                                                                                 149,114     123,292
Shareholders' equity                                                                                 15,988      14,815
                                                                                                   --------     -------
  Total liabilities & equity                                                                       $165,102     138,107
Net interest income                      $   1,487         1,244
Excess of earning assets
  over interest bearing liabilities                                                                $ 19,827      16,489
Interest rate spread                                                      3.68%          3.51%
Net interest margin (c)                                                   4.10%          4.11%

(a)   Includes nonaccruing loans.

(b)   Includes escrow deposits.

(c)   Net interest income divided by average interest-earning assets.

(d)   No tax equivalent adjustments were made.

Provision for Loan Losses. The provision for loan losses was $67,000 in the first quarter of 2002 compared to $36,000 in the first quarter of 2001. Provisions for loan losses are recorded to maintain the allowance for loan losses at an amount management considers adequate to cover losses which are deemed probable and can be estimated. Additional information regarding the allowance for loan losses is provided in the table that follows.

         Allowance for loan losses                       Quarter ended March 31,
                 (dollars in thousands)                     2002        2001
                                                           -----       ------
         Balance, beginning of quarter                     $ 932        1,121
            Provision for loan losses                         67           36
            Charge-offs                                      (41)         (20)
            Recoveries                                        15            4
                                                           -----       ------

         Balance, end of quarter                           $ 973        1,141
                                                           =====       ======

         Net charge-offs (annualized) to average loans      0.10%        0.07%
         Allowance to ending loans                          0.90%        1.26%

Noninterest Income. Noninterest income increased $214,000 to $673,000 in the first quarter of 2002 compared to $459,000 in 2001. The increase in noninterest income is due, in part, to the Company's continued efforts to increase revenues from noninterest sources through revising fee structures and enhancing services. Additionally, the Company's noninterest income included net earnings on life insurance policies acquired on the lives of Directors. For the quarter ended March 31, 2002 the increase in noninterest income was primarily the result of increased service fee revenue, and a $23,000 gain on loans sold.

Noninterest Expense. Noninterest expense increased during the first quarter of 2002 by $409,000 or 30.6%. The primary reasons for the increase in noninterest expense were increased expenses associated with a branch acquisition completed in the second quarter of 2001, cost associated with a new branch that will open in May of 2002 and costs for the Company's strategic initiative to convert the data processing function from an outsourced service to an in-house data center. In the first quarter, salaries and employee benefits increased $230,000, occupancy expenses increased $22,000, data processing costs increased by $81,000, marketing costs increased by $12,000 and other expenses increased by $30,000. Additionally, in the first quarter of 2002 noninterest expense increased $43,000 due to an increase in the directors' deferred compensation liability due to an increase in plan asset values. These increases were partially offset by a $42,000 reduction in contributions.

Income Taxes. Income tax expense for the quarter ended March 31, 2002 was $65,000 as compared to $80,000 in 2001. The decrease in income tax expense was primarily due to tax benefit received from increased tax-exempt investment income.

      FORWARD-LOOKING STATEMENTS - The preceding discussion contains certain forward-looking statements based on current expectations, estimates and projections about the Company's industry, and management's beliefs and assumptions. Words such as anticipates, assumes, expects, intends, plans, believes, estimates, projects and variations of such words and expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or otherwise.

PART II - OTHER INFORMATION

      Item 1 LEGAL PROCEEDINGS

            None

      Item 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

            None

      Item 3 DEFAULTS UPON SENIOR SECURITIES

            None

      Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Registrant's Annual Meeting of Stockholders was held on April 17, 2002. The following were the items voted on and the results of the stockholder voting:

            1. The election of Carl K. Walrath and Lowell A. Seifter to serve as directors of the Registrant each for a term of three years or until his or her successor has been elected and qualified:

                                              VOTES
                  --------------------------------------------------------------

                                                      Authority      Broker Non-
                                         For          Withheld       Votes

                  Carl K. Walrath     2,400,717         552            0

                  Lowell A. Seifter   2,400,717         552            0

                  The other directors of the Registrant whose terms continue after the Annual Meeting are:

                  Paul J. Heins
                  Gregory J. Kreis
                  Bruce P. Frassinelli
                  Paul W. Scheible
                  Deborah F. Stanley

            2.    Ratification of Appointment of Independent Accountants

                                              VOTE
                  --------------------------------------------------------------

                                                                  Broker Non-
                    For              Against         Abstain      Votes

                  2,395,878         1,104,000         4,887            0

      Item 5 OTHER INFORMATION

            None

      Item 6 EXHIBITS AND REPORTS ON FORM 8-K

            (a)   None

            (b)   Reports on Form 8-K

                  On February 25, 2002, the Registrant filed an 8-K Report regarding the Board of Directors authorization of a three-for-one stock split, in the form of a two-for-one stock dividend, for stockholders of record on March 4, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OSWEGO COUNTY BANCORP, INC.


Date: May 13, 2002                      By: /s/ Gregory J. Kreis
                                            ------------------------------------
                                            Gregory J. Kreis
                                            President and Chief Executive
                                            Officer


Date: May 13, 2002                      By: /s/ Eugene R. Sunderhaft
                                            ------------------------------------
                                            Eugene R. Sunderhaft
                                            Senior Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)