Form 10QSB
period 2002-06-30
OSWEGO COUNTY BANCORP INC
filed 2002-08-12
CIK 1075954

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   ----------

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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

                  Number of shares of common stock outstanding
                              as of August 9, 2002

Class                                                       Outstanding
COMMON STOCK, $.01 PAR VALUE                                 2,557,600

                           OSWEGO COUNTY BANCORP, INC.
                                   FORM 10-QSB
                                      INDEX

Part I -FINANCIAL INFORMATION                                               PAGE

         Item 1 -  Financial statements (unaudited):

                   Consolidated Statements of Financial
                   Condition at June 30, 2002 and December 31,
                   2001                                                        1

                   Consolidated Statements of Income
                   for the three and six month periods ended June 30, 2002
                   and June 30, 2001                                           2

                   Consolidated Statements of  Cash Flows
                   for the six month periods ended June 30, 2002
                   and June 30, 2001                                           3

                   Notes to Unaudited Condensed Consolidated
                   Financial Statements                                      4-6

         Item 2 -  Management's Discussion and Analysis                     6-16


Part II - OTHER INFORMATION

         Item 1 -  Legal Proceedings                                          17

         Item 2 -  Changes in Securities and Use of Proceeds                  17

         Item 3 -  Defaults Upon Senior Securities                            17

         Item 4 -  Submission of Matters to a Vote of Security Holders        17

         Item 5 -  Other Information                                          17

         Item 6 -  Exhibits and Reports on Form 8-K                           17

         Signatures                                                           18

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)

                                                                                        June 30,     December 31,
                           Assets                                                         2002           2001
                                                                                        ---------      --------
                                                                                       (unaudited)
Cash and due from banks                                                                 $   7,582         6,478
Securities available for sale, at fair value                                               40,686        41,160
Loans held for sale                                                                         1,398            --

Loans                                                                                     111,797       104,849
    Less: allowance for loan losses                                                         1,024           932
                                                                                        ---------      --------

              Loans, net                                                                  110,773       103,917
                                                                                        ---------      --------

Premises and equipment, net                                                                 4,723         3,712
Accrued interest receivable                                                                   853           872
Bank owned life insurance                                                                   4,956         4,727
Other assets                                                                                2,461         2,119
                                                                                        ---------      --------

              Total assets                                                              $ 173,432       162,985
                                                                                        =========      ========

                        Liabilities and Shareholders' Equity

Liabilities:
    Deposits:
       Demand                                                                              21,512        20,014
       Savings and money market                                                            68,424        62,831
       Time                                                                                49,868        46,338
                                                                                        ---------      --------

                                                                                          139,804       129,183

    Escrow deposits                                                                         1,003         1,341
    Short-term borrowings                                                                     300         1,174
    Long-term debt                                                                         13,700        13,700
    Other liabilities                                                                       2,072         1,770
                                                                                        ---------      --------

              Total liabilities                                                           156,879       147,168
                                                                                        ---------      --------

Shareholders' equity:
    Preferred stock, $0.01 par value, 500,000 shares authorized at June 30, 2002
       and December 31, 2001, no shares issued                                                 --            --
    Common stock, $0.01 par value, 3,000,000  shares authorized and
       2,696,921 and 2,691,354 shares issued at June 30, 2002 and December 31, 2001            27             9
    Additional paid-in capital                                                              3,336         3,285
    Unvested restricted stock awards, 11,932 and 15,282 shares at
       June 30, 2002 and December 31, 2001                                                    (60)          (48)
    Treasury stock, at cost, 139,321 and  133,500 shares at
       June 30, 2002 and December 31, 2001                                                   (525)         (473)
    Unallocated common stock held by Employee Stock Ownership
       Plan (ESOP), 65,799 and 70,593 shares at June 30, 2002 and December 31, 2001          (213)         (228)
    Retained earnings                                                                      13,525        13,156
    Accumulated other comprehensive income                                                    463           116
                                                                                        ---------      --------

              Total shareholders' equity                                                   16,553        15,817
                                                                                        ---------      --------

              Total liabilities and shareholders' equity                                $ 173,432       162,985
                                                                                        =========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                        (In thousands, except share data)
                                   (unaudited)

                                                                   Three months ended June 30,    Six months ended June 30,
                                                                       2002           2001           2002           2001
                                                                      ------         ------         ------         ------
Interest income:
    Loans                                                             $1,930          1,951         $3,875          3,823
    Securities                                                           501            506          1,032            980
    Federal funds sold and other short-term investments                    2             61              3            134
                                                                      ------         ------         ------         ------

          Total interest income                                        2,433          2,518          4,910          4,937
                                                                      ------         ------         ------         ------

Interest expense:
    Deposits and escrow accounts                                         757          1,014          1,536          1,996
    Borrowings                                                           208            204            419            397
                                                                      ------         ------         ------         ------

          Total interest expense                                         965          1,218          1,955          2,393
                                                                      ------         ------         ------         ------

          Net interest income                                          1,468          1,300          2,955          2,544

Provision for loan losses                                                 75             36            142             72
                                                                      ------         ------         ------         ------

          Net interest income after provision for loan losses          1,393          1,264          2,813          2,472
                                                                      ------         ------         ------         ------

Noninterest income:
    Service charges                                                      528            378          1,033            707
    Net gains on securities transactions                                  --             --              1             47
    Net gains on sale of loans                                             7              1             30              2
    Other                                                                 83             59            227            141
                                                                      ------         ------         ------         ------

          Total noninterest income                                       618            438          1,291            897
                                                                      ------         ------         ------         ------

Noninterest expenses:
    Salaries and employee benefits                                       867            648          1,721          1,272
    Occupancy and equipment                                              253            231            485            441
    Data processing                                                      173            155            380            281
    Office supplies, printing and postage                                 93             80            173            131
    Professional fees                                                    109             77            211            159
    Director fees                                                         33             27             62             54
    Marketing and advertising                                             72             75            101             92
    Contributions                                                         19              7             34             64
    Other                                                                141             82            338            224
                                                                      ------         ------         ------         ------

          Total noninterest expenses                                   1,760          1,382          3,505          2,718
                                                                      ------         ------         ------         ------

Income before income tax expense                                         251            320            599            651

Income tax expense                                                        10             57             75            137
                                                                      ------         ------         ------         ------

          Net income                                                  $  241            263         $  524            514
                                                                      ======         ======         ======         ======

Basic  income per share                                               $ 0.10           0.11         $ 0.21           0.21
                                                                      ======         ======         ======         ======

Diluted  income per share                                             $ 0.10           0.11         $ 0.21           0.21
                                                                      ======         ======         ======         ======

See accompanying notes to unaudited condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                               Six months ended June 30,
                                                                                                 2002              2001
                                                                                               --------          --------
Cash flows from operating activities:
    Net income                                                                                 $    524               514
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation                                                                              242               191
          Goodwill amortization                                                                      12                 2
          Provision for loan losses                                                                 142                72
          Writedown on real estate owned                                                             --                12
          Gain on sale of real estate owned                                                          --                (1)
          Net gain on securities transactions                                                        (1)              (47)
          Net gain on sale of loans                                                                 (30)               (2)
          Net increase in cash surrender value of bank-owned life insurance                        (129)             (103)
          Net amortization of securities premiums                                                    90                32
          Proceeds from sale of loans held for sale                                              16,334               387
          Loans originated for sale                                                             (17,702)             (385)
          ESOP stock released for allocation and amortization of  restricted stock                   60                24
          Change in:
             Accrued interest receivable                                                             19               (37)
             Other assets                                                                          (585)              252
             Other liabilities                                                                      323              (506)
                                                                                               --------          --------

                     Net cash (used in) provided by operating activities                           (701)              405
                                                                                               --------          --------

Cash flows from investing activities:
    Proceeds from sale of securities available for sale                                           3,280             7,663
    Proceeds from maturity of and principal collected on securities available for sale            4,524            10,048
    Purchases of securities available for sale                                                   (6,841)          (24,338)
    Purchase of loans                                                                                --            (4,100)
    Disbursements for loan originations net of principal collections                             (7,019)           (3,903)
    Proceeds from sale of real estate owned                                                          --               222
    Purchase of bank owned life insurance                                                          (100)             (100)
    Purchases of premises and equipment, net of disposals                                        (1,253)             (591)
    Net cash provided by acquisition of branch                                                       --             2,439
                                                                                               --------          --------

                     Net cash used in  investing activities                                      (7,409)          (12,660)
                                                                                               --------          --------

Cash flows from financing activities:
    Net increase in demand, savings and money market deposits                                     7,091             7,297
    Net increase in time deposits                                                                 3,530             4,012
    Net decrease in escrow deposits                                                                (338)             (451)
    Net decrease in short-term borrowings                                                          (874)             (200)
    Proceeds of long-term debt                                                                       --             2,000
    Net proceeds from the exercise of stock options                                                  12                18
    Purchase of treasury stock                                                                      (52)               --
    Dividends on common stock                                                                      (155)              (97)
                                                                                               --------          --------

                     Net cash provided by financing activities                                    9,214            12,579
                                                                                               --------          --------

Net increase in cash and cash equivalents                                                         1,104               324

Cash and cash equivalents at beginning of period                                                  6,478             7,119
                                                                                               --------          --------

Cash and cash equivalents at end of period                                                     $  7,582             7,443
                                                                                               ========          ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Interest                                                                                $  1,951             2,379
       Income taxes                                                                                 103               239
                                                                                               ========          ========

    Non-cash investing and financing activities:
       Transfer of loans to real estate owned                                                  $     --               110
       Transfer of securities held to maturity to  available for sale upon adoption of
          SFAS No. 133                                                                               --            13,308
       Adjustment of securities available for sale to fair value, net of taxes                 $    347               191
                                                                                               ========          ========

See accompanying notes to unaudited condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2002

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

Number of shares utilized          Three months ended June 30,        Six months ended June 30,
in per share computations            2002               2001          2002                2001
-------------------------          ---------          ---------     ---------          ---------

For basic earnings per share       2,473,476          2,459,676     2,472,766          2,455,509

Added for: Stock options              58,476             24,231        54,779             20,856
           Restricted stock            4,301              2,694         4,538              2,469
                                   ---------          ---------     ---------          ---------

For diluted earnings per share     2,536,253          2,486,601     2,532,083          2,478,834
                                   =========          =========     =========          =========

(3) Comprehensive income

      The components of comprehensive income for the three-month and six-month periods ended June 30, 2002 and 2001 are as follows (in thousands).

                                                                   Three months ended June 30,      Six months ended June 30,
                            (thousands)                              2002                2001          2002             2001
                                                                   -------             -------       --------          -------
      Net income                                                   $   241                 263            524              514
      Other comprehensive income, net of taxes:
           Change in net unrealized loss on securities
             available for sale                                        332                  54            347              191
           less: Reclassification adjustment for securities
                  gains losses included in net income                   --                  --             --              (28)
                                                                   -------             -------       --------          -------
      Total other comprehensive income                                 332                  54            347              163
                                                                   -------             -------       --------          -------
      Total comprehensive income                                   $   573                 317            871              677
                                                                   =======             =======       ========          =======

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

(5) Subsequent events

      On June 20, 2002 the Board of Directors of Oswego County Bancorp, Inc., Oswego County MHC, and Oswego County Savings Bank (the "Bank") (collectively, "Oswego County") announced the unanimous adoption of a Plan of Conversion and Agreement and Plan of Reorganization under terms of which Oswego County will undertake a "second step" conversion and the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure and convert to a national bank. The transactions contemplated by the Plan of Conversion are subject to approval of the Company's shareholders, the members of Oswego County MHC and regulatory agencies.

      On July 18, 2002 the Board of Directors declared a dividend of five cents per share payable on or about August 14th to shareholders of record on July 29th.

Item 2. Management's Discussion and Analysis

FINANCIAL CONDITION - Total assets increased by $10.4 million or 6.4% to $173.4 million at June 30, 2002 from $163.0 million at December 31, 2001. Shareholders' equity increased by $736,000 during the six-month period ended June 30, 2002, mainly as a result of the Company's net income of $524,000 and a $347,000 increase in accumulated other comprehensive income, which was partially offset by dividends paid in the six- month period of $155,000 and an increase in treasury stock of $52,000.

Total securities decreased by $474,000, or 1.2% to $40.7 million at June 30, 2002 due primarily to principal payments received. During the six-month period investments in municipal securities increased by $4.7 million, investments in government agency bonds and mortgage-backed securities decreased by $3.0 million and investments in corporate securities decreased by $2.2 million. A net gain of $1,000 was recorded from the sale of securities available for sale in the six-month period ended June 30, 2002. The composition of the Company's securities portfolios is summarized below.

                                                       June 30,    December 31,
                    (thousands)                          2002          2001
                                                       --------    ------------
  Securities available for sale (fair value)

U.S. Government agency bonds                            $   837        2,859
Municipal securities                                     14,915       10,178
Corporated  securities                                    4,664        6,909
Mortgage-backed securities                               15,342       16,335
Federal Home Loan Bank and other capital stock            4,928        4,879
                                                        -------      -------

           Total securities                             $40,686       41,160

Loans increased by $6.9 million, or 6.6%, to $111.8 million at June 30, 2002 from $104.8 million at December 31, 2001. Commercial mortgages and loans increased $6.5 million, or 22.2%, to $35.8 million at June 30, 2002 from $29.3 million at December 31, 2001. Consumer loans increased $420,000, or 4.9%, to $8.9 million at June 30, 2002 from $8.5 million at December 31, 2001. Residential mortgages were $67.0 million at June 30, 2002 and at December 31, 2001. Commercial business loans, commercial mortgages and consumer loans comprised 13.4%, 18.7% and 8.0% of the loan portfolio, respectively, at June 30, 2002. The increase in commercial business loans, commercial mortgages and consumer loans reflect management's strategy to emphasize commercial and consumer lending in order to increase net interest margin. Such loans typically carry higher rates of interest than certain other loan products, and many of the loans carry interest rates that vary with changes in the prime rate.

In addition to the previous mentioned loan balances, the Company had $1.4 million of loans held for sale on June 30, 2002. The loans held for sale consisted of fixed rate residential mortgages. During the six-month period the Company originated $17.7 million of loans for sale and received $16.3 million of proceeds from loans sold. Loan balances by category are presented in the table that follows.

              Loans (a)                             June 30,   December 31,
             (thousands)                              2002        2001
             -----------                            --------   ------------
      Residential mortgage
        and home equity                             $ 66,998       67,004
      Commercial mortgage                             20,864       15,626
      Commercial                                      14,986       13,690
      Consumer                                         8,949        8,529
                                                    --------     --------
                                                    $111,797      104,849
                                                    ========     ========

      (a)   Excludes loans held for sale

The Company's deposits increased by $10.6 million or 8.2% to $139.8 million at June 30, 2002 from $129.2 million at December 31, 2001. Savings and money market deposits increased by $5.6 million, time deposits increased by $3.5 million and demand deposits increased by $1.5 million.

The Company's short-term borrowings with the Federal Home Bank of New York ("FHLB") decreased by $874,000 to $300,000 at June 30, 2002 due to a reduction in overnight borrowing. At June 30, 2002 and December 31, 2001, the Company had long-term borrowings of $13.7 million with the FHLB.

Shareholders' equity increased $736,000 or 4.7% to $16.6 million in the six-month period ended June 30, 2002. The increase in shareholders' equity resulted from net income for the period of $524,000, a $347,000 increase in accumulated other comprehensive income from the net appreciation of securities, the issuance of $12,000 of common stock that resulted from the exercise of options, and $60,000 from the release of ESOP shares and the amortization of restricted stock. The increases were partially offset by dividend payments of $155,000 and the purchase of treasury stock of $52,000.

The Company has continued to benefit from management's actions in recent years designed to improve credit quality. At June 30, 2002, nonperforming assets were 0.48% of total assets as compared to 0.60% at December 31, 2001. A summary of the Company's nonperforming assets and related ratios follows.

            Nonperforming assets               June 30,     December 31,
           (dollars in thousands)                2002           2001
            --------------------               --------     ------------
      Nonaccrual loans                        $     837           975
      Other real estate                               0             0
                                              ---------       -------
        Nonperforming assets                  $     837           975
                                              =========       =======

      Nonperforming assets
         to total assets                           0.48%         0.60%
      Allowance for loan losses
         to nonperforming loans                  122.34%        95.59%

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

Results of Operations for the Three Months Ended June 30, 2002 Versus the Three Months Ended June 30, 2001

Net income was $241,000 in the second quarter of 2002 compared to net income of $263,000 in the second quarter of 2001. Net interest income increased $168,000, noninterest income improved by $180,000 and income tax expense decreased $47,000. These items were offset by an increase in noninterest expense of $378,000 and an increase in the provision for loan loss of $39,000. Return on average equity was 5.95% in the second quarter of 2002 compared to 6.97% in the year earlier quarter. Return on average assets was 0.57% for the second quarter of 2002 compared to 0.71% in the second quarter of 2001.

Net Interest Income. Net interest income increased $168,000 in the second quarter of 2002 to $1.5 million as compared to $1.3 million in 2001. The increase in net interest income in the second quarter was the result of a decrease in interest income of $85,000 and a decrease in interest expense of $253,000. The Company's net interest rate spread on a tax equivalent basis of 3.93% for the second quarter of 2002 increased 39 basis points from second quarter of 2001. The increase in interest rate spread was due to lower rates on deposits and borrowings, which was partially offset by lower interest rates on interest earning assets. For the quarter ended June 30, 2002, net interest income on a tax equivalent basis increased $168,000 from increases in volume of interest earning assets and interest bearing liabilities and increased $62,000 from changes in interest rates.

Interest Income. Interest income on a tax equivalent basis decreased by $23,000 or 0.9%, to $2.5 million in the second quarter of 2002 compared to $2.6 million for 2001. The reason for the decrease in interest income was a $21,000 decrease in loan interest income that was the result of a decrease in loan interest rates to 7.17% from 8.44% in 2001. Average loan balance for the second quarter of 2002 increased $15.3 million to $108.0 million compared to $92.7 million in 2001. Securities interest income on a tax equivalent basis increased in the second quarter by $57,000 compared to 2001. The increase in investment income was the result of a $4.8 million increase in average investments for the second quarter of 2002 compared to 2001 and a 19 basis point decrease in rate to 6.21% for 2002 compared to 2001. The increase in securities interest income was offset by a $59,000 reduction in interest income earned from federal funds sold.

Interest Expense. Interest expense decreased by $253,000 in the second quarter of 2002 to $1.0 million compared to $1.2 million for 2001. The decrease in interest expense resulted from lower interest rates on deposits and borrowings, which were partially offset by higher average balances of deposits and borrowings. Average deposits balances increased $12.7 million or 12.5% compared to the second quarter of 2001. Average borrowings increased $2.4 million due to increased borrowing to fund asset growth.

                     NET INTEREST INCOME, RATES AND BALANCES
                             Quarter Ended June 30,

                                                      Interest             Yields/ Rates            Average balances
                                               ----------------------    -----------------     --------------------------
       (dollars in thousands)                     2002          2001      2002       2001          2002            2001
                                               ----------     -------    ------     ------     ------------      --------
Interest earning assets:
Loans, gross (a)                               $    1,930       1,951      7.17%      8.44%    $    108,000        92,694
Securities, at amortized cost (b)                     616         559      6.21%      6.40%          39,819        35,032
Federal funds sold & other                              2          61      8.19%      5.48%              98         4,466
                                               ----------     -------    ------     ------     ------------      --------
  Total interest earning assets                     2,548       2,571      6.91%      7.80%         147,917       132,192

Noninterest earning assets                                                                           20,385        15,566
                                                                                               ------------      --------
  Total assets                                                                                 $    168,302       147,758

Interest bearing liabilities:
Savings, now, money market (c)                        318         378      1.86%      2.64%    $     68,502        57,323
Time deposits                                         439         636      3.81%      5.70%          46,260        44,716
Borrowings                                            208         204      5.57%      6.51%          14,982        12,571
                                               ----------     -------    ------     ------     ------------      --------
  Total interest bearing liabilities                  965       1,218      2.98%      4.26%         129,744       114,610

Noninterest bearing deposits                                                                         20,280        16,436
Other noninterest liabilities                                                                         2,039         1,583
                                                                                               ------------      --------
  Total liabilities                                                                                 152,063       132,629
Shareholders' equity                                                                                 16,239        15,129
                                                                                               ------------      --------
  Total liabilities & equity                                                                   $    168,302       147,758
Net interest income                            $    1,583       1,353
Excess of earning assets
  over interest bearing liabilities                                                            $     18,173        17,582
Interest rate spread                                                       3.93%      3.54%
Net interest margin (d)                                                    4.29%      4.11%


(a)   Includes nonaccruing loans.

(b) Includes tax equivalent adjustment for the Company's tax-exempt securites income.

(c)   Includes escrow deposits.

(d)   Net interest income divided by average interest-earning assets.

Provision for Loan Losses. The provision for loan losses was $75,000 in the second quarter of 2002 compared to $36,000 in the second quarter of 2001. The provision was increased due to the growth in total loans. Provisions for loan losses are recorded to maintain the allowance for loan losses at an amount management considers adequate to cover losses which are deemed probable and can be estimated. Additional information regarding the allowance for loan losses is provided in the table that follows.

      Allowance for loan losses                         Quarter ended June 30,
             (thousands)                                  2002          2001
                                                        -------       -------
      Balance, beginning of quarter                     $   973         1,141
         Provision for loan losses                           75            36
         Charge-offs                                        (30)           (4)
         Recoveries                                           6            29
                                                        -------       -------
      Balance, end of quarter                           $ 1,024         1,202
                                                        =======       =======

      Net charge-offs (annualized) to average loans        0.09%         0.02%
      Allowance to ending loans                            0.92%         1.25%

Noninterest Income. Noninterest income increased $180,000 to $618,000 in the second quarter of 2002 compared to $438,000 in 2001. The increase in noninterest income is due, in part, to the Company's continued efforts to increase revenues from noninterest sources through revising fee structures and enhancing services. Additionally, the Company's noninterest income included net earnings on life insurance policies acquired on the lives of directors. For the quarter ended June 30, 2002 the increase in noninterest income was the result of $147,000 increase of fee revenue from increased income on deposit accounts and increased loan income, a $26,000 increase in income from bank-owned life insurance and a $7,000 gain on loans sold.

Noninterest Expense. Noninterest expense increased during the second quarter of 2002 by $378,000 or 27.4% to $1.8 million from $1.4 million for the quarter ended June 30, 2001. The primary reasons for the increase in noninterest expense were increased expenses associated with a branch acquisition completed in the middle of the second quarter of 2001, costs associated with a new branch that opened in May of 2002 and costs for the Company's strategic initiative to convert the data processing function from an outsourced service to an in-house data center. In the second quarter, salaries and employee benefits increased $219,000, occupancy expenses increased $22,000, data processing costs increased by $18,000, professional fees increased $32,000, and contribution expense increased by $12,000. Additionally, other expenses increased by $75,000 primarily due to increases in supply, postage, training, travel and loan origination costs.

Income Taxes. Income tax expense for the quarter ended June 30, 2002 was $10,000 as compared to $57,000 in 2001. The decrease in income tax expense was primarily due to the tax benefit received from increased tax-exempt income on securities. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance.

Results of Operations for the Six Months Ended June 30, 2002 Versus the Six Months Ended June 30, 2001

Net income was $524,000 in the six months ended June 30, 2002 compared to net income of $514,000 the six month period ended June 30, 2001. For the six month period ended June 30, 2002 compared to the six month period ended June 30, 2001 net interest income increased $411,000 and noninterest income improved by $394,000. These items were partially offset by an increase in noninterest expenses of $787,000 and an increase in the provision for loan loss of $70,000. Return on average equity was 6.56% in the six month period of 2002 compared to 6.92% in the six month period ended June 30, 2001. Return on average assets was 0.63% for the six month period ended June 30, 2002 compared to 0.73% in the same period of 2001.

Net Interest Income. Net interest income increased $411,000 in the six month period ended June 30, 2002 to $3.0 million as compared to $2.5 million in 2001. The increase in net interest income in the six month period was the result of a decrease in interest income of $27,000 and a decrease in interest expense of $438,000. The Company's net interest rate spread on a tax equivalent basis of 3.88% for the six months of 2002 increased 32 basis points from six month period of 2001. The increase in interest rate spread on a tax equivalent basis was due to lower rates on deposits and borrowings, which were partially offset by lower interest rates on interest earning assets. For the six month period ended June 30, 2002 net interest income on tax equivalent basis increased $318,000 from increases in volume of interest earning assets and interest bearing liabilities and increased $228,000 from changes in interest rates.

Interest Income. Interest income on a tax equivalent basis increased by $115,000 or 2.3%, to $5.1 million in the six months period ended June 30, 2002 compared to $5.0 million for same period in 2002. The increase in interest income resulted from a $194,000 increase in securities interest income and a $52,000 increase in loan interest income, which was partially offset by a $131,000 decrease in interest income from fed funds investments. The increase in securities income was the result of a $7.4 million increase in average securities balances and a 20 basis point reduction in interest income rate on securities. The interest income rate on securities decreased to 6.24% in 2002 from 6.44% in 2001. The increase in loan interest income was the result of an $18.0 million increase in average loan balances and a 132 basis point reduction in the loan interest income rate to 7.22% in 2002 compared to 8.55% in 2001.

Interest Expense. Interest expense decreased by $431,000 to $2.0 million in the six month period ended June 30, 2002 compared to $2.4 million for 2001. The decrease in interest expense resulted from lower interest rates on deposits and borrowings, which was partially offset by higher average balances of deposits and borrowings. Average deposit balances increased $14.6 million or 14.9% compared to 2001. Average borrowings increased $3.4 million due to increased borrowing to fund asset growth.

                     NET INTEREST INCOME, RATES AND BALANCES
                            Six Months Ended June 30,

                                                        Interest                  Yields/ Rates               Average balances
                                              -------------------------       ---------------------     --------------------------
      (dollars in thousands)                     2002             2001         2002           2001          2002             2001
                                              ----------        -------       ------         ------     ------------        ------
Interest earning assets:
Loans, gross (a)                              $    3,875          3,823         7.22%          8.55%    $    108,190        90,203
Securities, at amortized cost (b)                  1,249          1,055         6.24%          6.44%          40,371        33,011
Federal funds sold & other                             3            134         8.77%          6.24%              69         4,329
                                              ----------        -------       ------         ------     ------------        ------
  Total interest earning assets                    5,127          5,012         6.96%          7.92%         148,630       127,543

Noninterest earning assets                                                                                    18,082        15,359
                                                                                                        ------------       -------
  Total assets                                                                                          $    166,712       142,902

Interest bearing liabilities:
Savings, now, money market (c)                       639            744         1.93%          2.75%    $     66,693        54,514
Time deposits                                        904          1,252         3.96%          5.79%          46,060        43,635
Borrowings                                           419            397         5.39%          6.51%          15,688        12,299
                                              ----------        -------       ------         ------     ------------        ------
  Total interest bearing liabilities               1,962          2,393         3.08%          4.37%         128,441       110,448

Noninterest bearing deposits                                                                                  20,055        15,701
Other noninterest liabilities                                                                                  2,101         1,781
                                                                                                        ------------       -------
  Total liabilities                                                                                          150,597       127,930
Shareholders' equity                                                                                          16,115        14,972
                                                                                                        ------------       -------
  Total liabilities & equity                                                                            $    166,712       142,902
Net interest income                           $    3,165          2,619
Excess of earning assets
  over interest bearing liabilities                                                                     $     20,189        17,095
Interest rate spread                                                            3.88%          3.56%
Net interest margin (d)                                                         4.29%          4.14%

(a)   Includes nonaccruing loans.

(b) Includes tax equivalent adjustment for the Company's tax-exempt securites income.

(c)   Includes escrow deposits.

(d)   Net interest income divided by average interest-earning assets.

Provision for Loan Losses. The provision for loan losses was $142,000 in the six month period ended June 30, 2002 compared to $72,000 in the same period of 2001. Provisions for loan losses are recorded to maintain the allowance for loan losses at an amount management considers adequate to cover losses which are deemed probable and can be estimated. Additional information regarding the allowance for loan losses is provided in the table that follows.

      Allowance for loan losses                        Six months ended June 30,
             (thousands)                                  2002          2001
                                                        -------       -------
      Balance, beginning of period                      $   932         1,121
         Provision for loan losses                          142            72
         Charge-offs                                        (71)          (24)
         Recoveries                                          21            33
                                                        -------       -------

      Balance, end of quarter                           $ 1,024         1,202
                                                        =======       =======

      Net charge-offs (annualized) to average loans        0.09%         0.50%
      Allowance to ending loans                            0.92%         1.25%

Noninterest Income. Noninterest income increased $394,000 to $1.3 million for the six month period ended June 30, 2002 compared to $897,000 in 2001. The increase in noninterest income is due, in part, to the Company's continued efforts to increase revenues from noninterest sources through revising fee structures and enhancing services. Additionally, the Company's noninterest income included net earnings on bank-owned life insurance policies acquired on the lives of directors. For the six month period ended June 30, 2002 the increase in noninterest income was the result of a $326,000 increase in fee revenue from increased income on deposit accounts and increased loan income, a $25,000 increase income from bank-owned life insurance, a $61,000 increase in other income and a $28,000 increase in gain on loans sold, which was partially offset by a $46,000 reduction in income from gains on securities transactions.

Noninterest Expense. Noninterest expense increased during the six month period ended June 30, 2002 by $787,000 or 29.0%. The primary reasons for the increase in noninterest expense were increased expenses associated with a branch acquisition completed in the middle of the second quarter of 2001, costs associated with a new branch that opened in May of 2002 and costs for the Company's strategic initiative to convert the data processing function from an outsourced service to an in-house data center. For the six month period ended June 30, 2002, salaries and employee benefits expenses increased $449,000, occupancy expenses increased $44,000, data processing costs increased $99,000, professional fees increased $52,000, office supplies, printing and postage increased $42,000 and other expenses increased by $85,000 primarily due to increases in training, travel, correspondent bank costs and loan origination costs. Additionally, other expenses increased $46,000 due to an increase in the directors' deferred compensation liability. These increases were partially offset by a $30,000 reduction in contribution expense.

Income Taxes. Income tax expense for the six month period ended June 30, 2002 was $75,000 as compared to $137,000 in 2001. The decrease in income tax expense was primarily due to the tax benefit received from increased tax-exempt income on securities. The effective income tax rate of 12.5% for the six month period ended June 30, 2002 is based on the projected effective income tax rate for the twelve month period ended December 31, 2002. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance.

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

Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. Such products frequently have short terms (five years or less) or interest rates that adjust at least every five years. Funds are utilized to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of investment securities. At June 30, 2002, the Company had outstanding commitments to originate loans of approximately $15.1 million and unused letters of credit of approximately $1.4 million. At June 30, 2002, the Company also had certificates of deposit scheduled to mature in one year or less totaling $36.7 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. It is anticipated that the Company will continue to have sufficient deposit funds and available borrowings to meet its current commitments.

At June 30, 2002, the Company had total borrowings from the Federal Home Loan Bank of New York (FHLB-NY) of $14.0 million. Also available to the Company are overnight and one-month borrowing facilities with the FHLB-NY, each in the amount of $7.7 million, an overnight credit plus line of $7.0 million with the FHLB-NY and a $5.0 million overnight line of credit with a commercial bank.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal and New York State banking regulators. Failure to meet minimum capital requirements could result in certain mandatory and discretionary responses by regulators that could have a material effect on the Company's financial condition and results of operations. In addition, the ability of the Company and the Bank to pay dividends is subject to regulations administered by the banking agencies. At June 30, 2002, the Company and the Bank exceeded minimum capital requirements of the agencies and also exceeded levels established for banking organizations considered well capitalized by the regulators.

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

            None

      Item 3 DEFAULTS UPON SENIOR SECURITIES

            None

      Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

      Item 5 OTHER INFORMATION

            The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended June 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

      Item 6 EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  99.1 Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

            (b)   Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OSWEGO COUNTY BANCORP, INC.


Date: August 13, 2002                  By: /s/ Gregory J. Kreis
                                           -------------------------------------
                                           Gregory J. Kreis
                                           President and Chief Executive Officer


Date: August 13, 2002                  By: /s/ Eugene R. Sunderhaft
                                           -------------------------------------
                                           Eugene R. Sunderhaft
                                           Senior Vice President and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)