Form 10QSB
period 2002-09-30
OSWEGO COUNTY BANCORP INC
filed 2002-11-14
CIK 1075954

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-QSB

                    _________________________________________


[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2002

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


                        COMMISSION FILE NUMBER 000-30140
                    _________________________________________


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

                                Yes [ X ] No [ ]

Registrant's telephone number, including area code:      (315) 343-4100
                                                         --------------


                  Number of shares of common stock outstanding
                             as of November 8, 2002

Class                                                                Outstanding
COMMON STOCK, $.01 PAR VALUE                                           2,557,294
----------------------------

                           OSWEGO COUNTY BANCORP, INC.
                                   FORM 10-QSB
                                      INDEX

Part I       -    FINANCIAL INFORMATION                                                          PAGE

                           Item 1 - Financial statements (unaudited):

                                       Consolidated Statements of Financial
                                       Condition at September 30, 2002 and December 31,
                                       2001                                                       1

                                       Consolidated Statements of Income
                                       for the three and nine month periods ended
                                       September 30, 2002 and September 30, 2001                  2

                                       Consolidated Statements of  Cash Flows
                                       for the nine month periods ended September 30, 2002
                                       and September 30, 2001                                     3

                                       Notes to Unaudited Condensed Consolidated
                                       Financial Statements                                       4-7

                           Item 2   -  Management's Discussion and Analysis                       7-19

                           Item 3 - Controls and Procedures                                       19


Part II      -    OTHER INFORMATION

                           Item 1   -  Legal Proceedings                                          20

                           Item 2   -  Changes in Securities and Use of Proceeds                  20

                           Item 3   -  Defaults Upon Senior Securities                            20

                           Item 4   -  Submission of Matters to a Vote of Security Holders        20

                           Item 5   -  Other Information                                          20

                           Item 6   -  Exhibits and Reports on Form 8-K                           20

                           Signatures                                                             21

                           Certifications                                                         22-25

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)


                                                                                          SEPTEMBER 30,      DECEMBER 31,
   Assets                                                                                     2002               2001
   ------                                                                                     ----               ----
                                                                                           (UNAUDITED)
Cash and due from banks                                                               $        8,702              6,478
Securities available for sale, at fair value                                                  43,120             41,160
Loans held for sale                                                                            1,396                 --

Loans                                                                                        113,107            104,849
    Less: allowance for loan losses                                                            1,084                932
                                                                                      --------------     --------------

              Loans, net                                                                     112,023            103,917
                                                                                      --------------     --------------

Premises and equipment, net                                                                    4,774              3,712
Accrued interest receivable                                                                      977                872
Bank owned life insurance                                                                      5,013              4,727
Other assets                                                                                   2,967              2,119
                                                                                      --------------     --------------
              Total assets                                                            $      178,972            162,985
                                                                                      ==============     ==============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits:
       Demand                                                                                 21,738             20,014
       Savings and money market                                                               69,623             62,831
       Time                                                                                   53,141             46,338
                                                                                      --------------     --------------

                                                                                             144,502            129,183

    Escrow deposits                                                                            1,019              1,341
    Short-term borrowings                                                                        300              1,174
    Long-term debt                                                                            13,700             13,700
    Other liabilities                                                                          2,564              1,770
                                                                                      --------------     --------------

              Total liabilities                                                              162,085            147,168
                                                                                      --------------     --------------


Shareholders' equity:
    Preferred stock, $0.01 par value, 500,000 shares authorized at September 30, 2002
       and December 31, 2001, no shares issued                                                    --                 --
    Common stock, $0.01 par value, 3,000,000  shares authorized and
       2,696,921 and 2,691,354 shares issued at September 30, 2002 and December 31, 2001          27                  9
    Additional paid-in capital                                                                 3,356              3,285
    Unvested restricted stock awards, 10,331 and 15,282 shares at
       September 30, 2002 and December 31, 2001                                                  (50)               (48)
    Treasury stock, at cost, 139,627 and  133,500 shares at
       September 30, 2002 and December 31, 2001                                                 (529)              (473)
    Unallocated common stock held by Employee Stock Ownership
       Plan (ESOP), 63,402 and 70,593 shares at September 30, 2002 and December 31, 2001        (205)              (228)
    Retained earnings                                                                         13,749             13,156
    Accumulated other comprehensive income                                                       539                116
                                                                                      --------------     --------------

              Total shareholders' equity                                                      16,887             15,817
                                                                                      --------------     --------------

              Total liabilities and shareholders' equity                              $      178,972            162,985
                                                                                      ==============     ==============

    See accompanying notes to unaudited condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                        (In thousands, except share data)
                                   (unaudited)


                                                              THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                                   2002              2001               2002            2001
                                                                   ----              ----               ----            ----
Interest income:
    Loans                                                  $        1,948             1,990       $     5,823           5,813
    Securities                                                        506               541             1,538           1,521
    Federal funds sold and other short-term investments                16                29                19             163
                                                           ---------------   ---------------   ---------------  --------------
          Total interest income                                     2,470             2,560             7,380           7,497
                                                           ---------------   ---------------   ---------------  --------------

Interest expense:
    Deposits and escrow accounts                                      761             1,003             2,297           2,999
    Borrowings                                                        206               221               625             618
                                                           ---------------   ---------------   ---------------  --------------

          Total interest expense                                      967             1,224             2,922           3,617
                                                           ---------------   ---------------   ---------------  --------------

          Net interest income                                       1,503             1,336             4,458           3,880

Provision for loan losses                                              75                36               217             108
                                                           ---------------   ---------------   ---------------  --------------

          Net interest income after provision for loan losses       1,428             1,300             4,241           3,772
                                                           ---------------   ---------------   ---------------  --------------

Noninterest income:
    Service charges                                                   594               443             1,627           1,150
    Net gains on securities transactions                               --                 4                 1              51
    Increase in cash surrender value of bank owned life insurance      57                52               186             155
    Net gains on sale of loans                                         21                 5                51               7
    Other                                                              (6)               31                92              69
                                                           ---------------   ---------------   ---------------  --------------

          Total noninterest income                                    666               535             1,957           1,432
                                                           ---------------   ---------------   ---------------  --------------

Noninterest expenses:
    Salaries and employee benefits                                    933               705             2,654           1,977
    Occupancy and equipment                                           286               210               771             651
    Data processing                                                   166               157               546             438
    Office supplies, printing and postage                              68                73               241             204
    Professional fees                                                 110                70               321             229
    Director fees                                                      24                25                86              79
    Marketing and advertising                                          53                75               154             167
    Contributions                                                      16                 7                50              65
    Other                                                             121               150               459             380
                                                           ---------------   ---------------   ---------------  --------------

          Total noninterest expenses                                1,777             1,472             5,282           4,190
                                                           ---------------   ---------------   ---------------  --------------

Income before income tax expense                                      317               363               916           1,014

Income tax expense                                                     39                66               114             203
                                                           ---------------   ---------------   ---------------  --------------

          Net income                                       $          278               297       $       802             811
                                                           ===============   ===============   ===============  ==============

Basic net  income per share                                $         0.11              0.12       $      0.32            0.33
                                                           ===============   ===============   ===============  ==============

Diluted net income per share                               $         0.11              0.12       $      0.32            0.33
                                                           ===============   ===============   ===============  ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (unaudited)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          2002               2001
                                                                                          ----               ----
Cash flows from operating activities:
    Net income                                                                    $          802                811
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation                                                                       401                292
          Goodwill amortization                                                               18                  8
          Provision for loan losses                                                          217                108
          Writedown on real estate owned                                                      --                 39
          Gain on sale of real estate owned                                                   --                 (1)
          Net gain on securities transactions                                                 (1)               (51)
          Net gain on sale of loans                                                          (51)                (7)
          Net increase in cash surrender value of bank-owned life insurance                 (186)              (155)
          Net amortization of securities premiums                                            137                 62
          Proceeds from sale of loans held for sale                                       22,643              1,318
          Loans originated for sale                                                      (23,988)            (7,834)
          ESOP stock released for allocation and amortization of  restricted stock            99                 40
          Change in:
             Accrued interest receivable                                                    (105)               (45)
             Other assets                                                                 (1,463)              (217)
             Other liabilities                                                               386               (250)
                                                                                  ---------------       -------------

                    Net cash (used in)  by operating activities                           (1,091)            (5,882)
                                                                                  ---------------       -------------

Cash flows from investing activities:
    Proceeds from sale of securities available for sale                                    3,328             20,333
    Proceeds from maturity of and principal collected on securities available for sale     6,958              3,037
    Purchases of securities available for sale                                           (10,923)           (28,689)
    Purchase of loans                                                                         --             (4,100)
    Disbursements for loan originations net of principal collections                      (8,355)            (6,625)
    Proceeds from sale of real estate owned                                                   --                222
    Purchase of bank owned life insurance                                                   (100)              (100)
    Purchases of premises and equipment, net of disposals                                 (1,463)              (684)
    Net cash provided by acquisition of branch                                                --              2,439
                                                                                  ---------------       -------------

                    Net cash used in  investing activities                               (10,555)           (14,167)
                                                                                  ---------------       -------------

Cash flows from financing activities:
    Net increase in demand, savings and money market deposits                              8,516             12,825
    Net increase in time deposits                                                          6,803              5,469
    Net decrease in escrow deposits                                                         (322)              (383)
    Net decrease in short-term borrowings                                                   (874)              (200)
    Proceeds of long-term debt                                                                --              2,000
    Net proceeds from the exercise of stock options                                           12                 18
    Purchase of treasury stock                                                               (56)                --
    Dividends on common stock                                                               (209)              (168)
                                                                                  ---------------       -------------

                    Net cash provided by financing activities                             13,870             19,561
                                                                                  ---------------       -------------

Net increase in cash and cash equivalents                                                  2,224               (488)

Cash and cash equivalents at beginning of period                                           6,478              7,119
                                                                                  ---------------       -------------

Cash and cash equivalents at end of period                                        $        8,702              6,631
                                                                                  ---------------       -------------

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Interest                                                                   $        2,917              3,599
       Income taxes                                                                          128                283
                                                                                  ---------------       -------------

    Non-cash investing and financing activities:
       Transfer of loans to real estate owned                                     $           --                110
       Transfer of securities held to maturity to  available for sale upon adoption of
          SFAS No. 133                                                                        --             13,308
       Minimum pension liability, net of tax                                                (453)
       Adjustment of securities available for sale to fair value, net of taxes    $          876                393
                                                                                  ===============       =============

See accompanying notes to unaudited condensed consolidated financial statements.

                   OSWEGO COUNTY BANCORP, INC. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 2002


(1)      Basis of presentation

         The accompanying condensed consolidated financial statements include the accounts of Oswego County Bancorp, Inc. (Oswego County Bancorp or the Company) and its wholly owned subsidiary, Oswego County Savings Bank (OCSB or the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all material adjustments necessary for fair presentation, consisting of normal accruals and adjustments have been made in the accompanying statements. The results of operations for the interim periods presented should not be considered indicative of results that may be expected for an entire fiscal year or any other interim period. The accompanying financial statements are intended to be read in conjunction with the Company's audited financial statements and footnotes for the year ended December 31, 2001 included in the annual report on Form 10-KSB.

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

Number of shares utilized                        Three months ended September 30,           Nine months ended September 30,
in per share computations                         2002                     2001              2002                     2001
-------------------------                         ----                     ----              ----                     ----
For basic earnings per share                   2,479,709                2,463,909         2,475,106                2,458,341

Added for: Stock options                          61,741                   39,600            57,330                   27,108
                Restricted stock                   4,044                    4,536             4,286                    3,231
                                               ---------                ---------         ---------                ---------

For diluted earnings per share                 2,545,494                2,508,045         2,536,722                2,488,680
                                               =========                =========         =========                =========

(3)      Comprehensive income


         The components of comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001 are as follows (in thousands).

                                                               Quarter ended September 30,          Nine months ended September 30,
                                           (thousands)           2002               2001              2002                  2001
                                                                 ----               ----              ----                  ----
Net income                                                $      278                297               802                    811
     Change in net unrealized gains on
       securities for sale                                       882                337             1,461                    706

     Reclassification adjustment for securities
       gains included in net income                                -                 (4)               (1)                   (51)
                                                          ----------         ----------        ----------             ----------

Net unrealized gains on securities
     available for sale, before tax                              882                333             1,460                    655

Income tax expense related to net unrealized
     gains on securities available for sale                      353                133               584                    262
                                                          ----------         ----------        ----------             ----------

Net unrealized gains on securities
     available for sale, net of tax                              529                200               876                    393

Minimum pension liability                                       (453)                 -              (453)                     -
                                                          ----------         ----------        ----------             ----------
Total other comprehensive income                                  76                200               423                    393
                                                          ----------         ----------        ----------             ----------
Total comprehensive income                                $      354                497             1,225                  1,204
                                                          ==========         ==========        ==========             ==========

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

         At September 30, 2002 and December 31, 2001, Oswego County Bancorp had goodwill of $318,000 and $336,000, respectively, resulting from the acquisition of a banking branch office. As goodwill acquired in connection with branch acquisitions was specifically excluded from the new non-amortization provisions of Statement No. 142, the goodwill continued to be amortized over the estimated life.

         In October 2002, the FASB issued Statement No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, SFAS No. 147 is effective on October 1, 2002 and requires that unidentifiable intangible assets related to branch acquisitions no longer be amortized (as of the adoption date of SFAS No. 142, which for Oswego County Bancorp was January 1, 2002) and that the unidentified intangible assets be evaluated annually for impairment. Since annual goodwill amortization is $24,000, Oswego County Bancorp does not expect the adoption of SFAS No. 147 to have a material effect on the results of operations or financial condition.

         In October 2001, the FASB issued Statement No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, THAT REPLACES STATEMENT NO. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of Statement No. 144 on January 1, 2002, did not have a material impact on Oswego County Bancorp's financial condition or results of operations.

         In May 2002, the FASB issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. The provisions of Statement No. 145 are generally effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of Statement No. 145 is not expected to have a material impact on the Company's financial condition or results of operations.

         In July 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31,

         2002 on prospective basis. The adoption of Statement No. 146 is not expected to have a material impact on the Company's financial condition or results of operations.

(5)      Reorganization

         On June 20, 2002 the Board of Directors of Oswego County Bancorp, Inc., Oswego County MHC, and Oswego County Savings Bank (the "Bank") (collectively, "Oswego County") announced the unanimous adoption of a Plan of Conversion and Agreement and Plan of Reorganization under terms of which Oswego County will undertake a "second step" conversion and the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure and convert to a national bank. The transactions contemplated by the Plan of Conversion are subject to approval of the Company's shareholders, the members of Oswego County MHC and regulatory agencies. Proxy and offering material setting forth detailed information relating to the Plan of Conversion will be sent to members of the Oswego County MHC and shareholders of the Company for their consideration during the fourth quarter of this year.

(6) Subsequent events

         On October 17, 2002 the Board of Directors declared a dividend of five cents per share payable on or about November 15th to shareholders of record on October 28th.

Item 2.  Management's Discussion and Analysis

CRITICAL ACCOUNTING POLICIES

         The accounting and reporting policies of Oswego County Bancorp conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. Oswego County Bancorp utilizes the accrual method of accounting for financial reporting purposes.

         Our most critical accounting policy is our policy regarding the provision for loan losses and related allowance for loan losses. Oswego County Bancorp's provision for loan losses charged to operations is based upon management's evaluation of the loan portfolio. The allowance for loan losses is maintained at a level that management believes, to the best of its knowledge, is at a level at each reporting date, to cover known and inherent losses in the loan portfolio that are both probable and reasonably estimable. Management's judgment is based upon, but not limited to, periodic evaluation of the portfolio, past loss experience and current economic conditions. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Oswego County Bancorp's allowance for loan losses. Such agencies may require Oswego County Bancorp to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

         Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. When loans are placed on nonaccrual status (contractually past due 90 days or more), unpaid interest is reversed by charging interest income. Interest payments received on nonaccrual loans (including impaired loans) are recognized as income unless future collections are doubtful. Loans are returned to accrual status when collectibility is no longer considered doubtful (generally, when all payments have been brought current). Interest expense on deposits, borrowings and other interest-bearing liabilities is accrued monthly.

FINANCIAL CONDITION - Total assets increased by $16.0 million, or 9.8%, to $179.0 million at September 30, 2002 from $163.0 million at December 31, 2001. Shareholders' equity increased by $1.1 million during the nine-month period ended September 30, 2002, mainly as a result of Oswego County Bancorp's net income of $802,000 and a $423,000 increase in accumulated other comprehensive income, which was partially offset by dividends paid in the nine- month period of $209,000 and an increase in treasury stock of $56,000.

         Total securities increased $2.0 million, or 4.8% to $43.1 million at September 30, 2002. During the nine-month period investments in municipal securities increased by $5.2 million, investments in government agency bonds and mortgage-backed securities decreased by $1.0 million and investments in corporate securities decreased by $2.4 million. Changes in the securities portfolio are the result of Oswego County Bancorp's continued implementation of an investment strategy to preserve tax-equivalent yields during the low point of the interest rate cycle and provide future cash flows that can be reinvested as market rates cycle upward. Oswego County Bancorp began implementing this strategy during 2001 with the purchase of mortgage-backed securities that will be self-liquidating and provide future funds for reinvestment at higher rates. During 2001 and 2002, Oswego County Bancorp purchased mid-term municipal securities to provide yield support for the short-term portion of the portfolio. Additionally, during 2002, Oswego County Bancorp reduced the corporate securities portion of the portfolio to maintain asset quality.

                                                                September 30,          December 31,
                                      (thousands)                    2002                  2001
                                                               -----------------     -----------------
     Securities available for sale (fair value)
     -----------------------------
U.S. Government agency bonds                                 $              851                 2,859
Municipal securities                                                     15,414                10,178
Corporate  securities                                                     4,527                 6,909
Mortgage-backed securities                                               17,298                16,335
Federal Home Loan Bank and other capital stock                            5,030                 4,879

                                                               -----------------     -----------------

Total securities avaiable for sale                           $           43,120                41,160
                                                               =================     =================

      Loans increased by $8.3 million, or 7.9%, to $113.1 million at September 30, 2002 from $104.8 million at December 31, 2001. Commercial mortgages and commercial loans increased $8.4 million, or 28.7%, to $37.7 million at September 30, 2002 from $29.3 million at December 31, 2001. Consumer loans increased $1.2 million, or 14.1%, to $9.8 million at September 30, 2002 from $8.5 million at December 31, 2001. Residential mortgages decreased $1.3 million to $65.6 million at September 30, 2002 as compared to $67.0 million at December 31, 2001. The decrease in residential loans is due primarily to principal payments on loans outstanding at December 31, 2001 which exceeded the value of loans originated and retained during the nine month period ended September 30, 2002.


         In addition to the previously mentioned loan balances, Oswego County Bancorp had $1.4 million of loans held for sale on September 30, 2002. The loans held for sale consisted of fixed rate residential mortgages.

                                                     September 30,           December 31,
Loans                                (thousands)          2002                   2001
-----                                              -------------------     ------------------
Residential mortgage
  and home equity                                $             65,649                 67,004
Commercial mortgage                                            22,297                 15,626
Commercial                                                     15,389                 13,690
Consumer                                                        9,772                  8,529
                                                   -------------------     ------------------

                                                 $            113,107                104,849
                                                   ===================     ==================

         Oswego County Bancorp's deposits increased by $15.3 million or 11.9% to $144.5 million at September 30, 2002 from $129.2 million at December 31, 2001. Savings and money market deposits increased by $6.8 million, time deposits increased by $6.8 million and demand deposits increased by $1.7 million. The increase in deposits is the result of customers' continued acceptance of deposit products combined with customers' movement of funds away from volatile and risky equity investments.

         Oswego County Bancorp's short-term borrowings with the Federal Home Bank of New York ("FHLB") decreased by $874,000 to $300,000 at September 30, 2002 due to a reduction in overnight borrowing. At September 30, 2002 and December 31, 2001, Oswego County Bancorp had long-term borrowings of $13.7 million with the FHLB.

         Shareholders' equity increased $1.1 million or 6.8% to $16.9 million during the nine-month period ended September 30, 2002. The increase in shareholders' equity resulted from net income for the period of $802,000, a $423,000 increase in accumulated other comprehensive income that resulted from a $876,000 appreciation of securities, which was partially offset by a $453,000 minimum pension liability established at September 30, 2002, the issuance of $12,000 of common stock that resulted from the exercise of options, and $78,000 from the release of ESOP shares and the amortization of restricted stock. These increases were partially offset by dividend payments of $209,000 and open market purchases of common stock of $56,000.

         At September 30, 2002, nonperforming assets were 0.45% of total assets as compared to 0.60% at December 31, 2001.

              Nonperforming assets                        September, 30,          December 31,
              ---------------------                           2002                   2001
              (dollars in thousands)                  --------------------      -----------------
(dollars in thousands)
              Nonaccrual loans                       $                 805                   975
              Other real estate                                          8                     0
                                                       --------------------     -----------------
                                                                                               0
                Nonperforming assets                 $                 813                   975
                                                       ====================     =================

              Nonperforming assets
                 to total assets                                     0.45%                 0.60%
              Allowance for loan losses
                 to nonperforming loans                            134.66%                95.59%

         While management views the recent experience with respect to nonperforming assets to be favorable, future experience may be affected by regional and national economic conditions, underwriting judgments and business and personal factors affecting Oswego County Savings Bank's customers. Although the allowance for loan losses is maintained at a level that management believes, to the best of its knowledge, is at a level at September 30, 2002, to cover known and inherent losses in the loan portfolio that are both probable and reasonably estimable, similar factors will determine the level of the allowance in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examinations.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Net income was $802,000 in the nine months ended September 30, 2002 compared to net income of $811,000 for the nine month period ended September 30, 2001. For the nine month period ended September 30, 2002 compared to the nine month period ended September 30, 2001, net interest income increased $578,000 and noninterest income increased by $525,000. These increases were partially offset by an increase in noninterest expenses of $1.1 million and an increase in the provision for loan losses of $109,000. Return on average equity was 6.56% in the nine month period of 2002 compared to 7.15% in the nine month period ended September 30, 2001. Return on average assets was 0.63% for the nine month period ended September 30, 2002 compared to 0.73% in the same period of 2001.

Net Interest Income

         Net interest income increased $578,000 in the nine month period ended September 30, 2002 to $4.5 million as compared to $3.9 million in 2001. The increase in net interest income during the nine month period was the result of interest expense decreasing more significantly than interest income. Interest income decreased $117,000 and interest expense decreased $695,000. Oswego County Bancorp's net interest rate spread on a tax equivalent basis of 3.79% for the nine months of 2002 increased 29 basis points from the nine month period of 2001. The increase in interest rate spread on a tax equivalent basis was due to lower rates on deposits and borrowings, which were partially offset by lower interest rates on interest earning assets. For the nine month period ended September 30, 2002 net interest income on a tax equivalent basis increased $726,000 from increases in volume of interest earning assets and interest earning liabilities and increased $35,000 from changes in interest rates.

Interest Income

     Interest income on a tax equivalent basis increased by $66,000 or 0.9%, to $7.7 million in the nine months period ended September 30, 2002 compared to $7.6 million for same period in 2001. The increase in interest income resulted from a $200,000 increase in securities interest income and a $10,000 increase in loan interest income, which was partially offset by a $144,000 decrease in interest income from federal funds investments. The increase in securities income was the result of a $6.1 million increase in average securities partially offset by a 31 basis point reduction in interest rates on securities. The interest income rate on securities decreased to 6.16% in 2002 from 6.47% in 2001. The increase in loan interest income was the result of a $16.3 million increase in the balances of average loans partially offset by a 122 basis point reduction in the average yield to 7.09% in 2002 from 8.31% in 2001.

Interest Expense

     Interest expense decreased by $695,000 to $2.9 million for the nine month period ended September 30, 2002 compared to $3.6 million for the nine months ended September 30, 2001. The decrease in interest expense resulted from lower rates paid on deposits and borrowings, which was partially offset by higher average balances of deposits and borrowings. Average deposit balances increased $13.9 million or 13.7% compared to 2001. Average borrowings increased $2.2 million due to increased borrowing to fund asset growth.

                                                  NET INTEREST INCOME, RATES AND BALANCES
                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                            Interest                  Yields/ Rates                Average balances
                                   ---------------------------  ---------------------------  ---------------------------
            (dollars in thousands)    2002           2001          2002           2001           2002          2001
                                   ------------  -------------  ------------   ------------  -------------  ------------
Interest earning assets:
Loans, gross (a)                 $       5,823          5,813         7.09%          8.31% $      109,822        93,548
Securities, at amortized cost (b)        1,880          1,680         6.16%          6.47%         40,799        34,731
Federal funds sold & other                  19            163         1.75%          5.42%          1,452         4,019
                                   ------------  ------------- ------------- --------------  -------------  ------------

  Total interest earning assets          7,722          7,656         6.79%          7.74%        152,073       132,298

Noninterest earning assets                                                                         17,776        15,358
                                                                                             -------------  ------------
  Total assets                                                                             $      169,849       147,656

Interest bearing liabilities:
Savings, now, money market (c)             924          1,127         1.84%          2.65% $       67,183        56,798
Time deposits                            1,373          1,872         3.82%          5.62%         48,029        44,522
Borrowings                                 625            618         5.53%          6.42%         15,121        12,877
                                   ------------  -------------  ------------   ------------  -------------  ------------
  Total interest bearing liabilities     2,922          3,617         3.00%          4.23%        130,333       114,197

Noninterest bearing deposits                                                                       21,077        16,586
Other noninterest liabilities                                                                       2,099         1,711
                                                                                             -------------  ------------
  Total liabilities                                                                               153,509       132,494
Shareholders' equity                                                                               16,340        15,162
                                                                                             -------------  ------------
  Total liabilities & equity                                                               $      169,849       147,656
Net interest income              $       4,800          4,039
Excess of earning assets
  over interest bearing liabilities                                                        $       21,740        18,101
Interest rate spread                                                  3.79%          3.50%
Net interest margin (d)                                               4.22%          4.08%

(a)  Includes nonaccruing loans.
(b) Includes tax equivalent adjustment for the Company's tax-exempt securites income.
(c)  Includes escrow deposits.
(d)  Net interest income divided by average interest-earning assets.

Provision for Loan Losses

         The allowance for loan losses increased $152,000 during the nine months ended September 30, 2002 versus an $40,000 increase for the nine months ended September 30, 2001. This $112,000 difference reflects provisions, charge-offs and recoveries. The provision for loan losses was $217,000 in the nine month period ended September 30, 2002 compared to $108,000 in the same period of 2001. Oswego County Savings Bank allowance model reflected increased provision requirements, particularly in the commercial and commercial mortgage portfolios, which generally expose Oswego County Savings Bank to greater risk of loss than loans secured by residential real estate. Such requirements for provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. Additional information regarding the allowance for loan losses is provided in the table that follows:

                                                                              Nine months ended September 30,
                                  (thousands)                                    2002                 2001
                                  -----------                                    ----                 ----
              Allowance for loan losses
              -------------------------
              Balance, beginning of period                              $         932                1,121
                 Provision for loan losses                                        217                  108
                 Charge-offs                                                      (89)                 (99)
                 Recoveries                                                        24                   31
                                                                        --------------       ---------------
              Balance, end of quarter                                   $       1,084                1,161
                                                                        ==============       ===============

              Net charge-offs (annualized) to average loans                     0.08%                0.10%
              Allowance to ending loans                                         0.96%                1.10%

Noninterest Income

     Noninterest income increased $525,000 to $2.0 million for the nine month period ended September 30, 2002 compared to $1.4 million in 2001. The increase in noninterest income is due, in part, to Oswego County Bancorp's continued efforts to increase revenues from noninterest sources through revising fee structures and enhancing services. For the nine month period ended September 30, 2002 the increase in noninterest income was the result of a $477,000 increase in fee revenue from increased income on deposit accounts and increased loan income, a $31,000 increase in income from bank-owned life insurance, a $44,000 increase in gain on loans sold, and a $23,000 increase in other income, which was partially offset by a $50,000 reduction in income from gains on securities transactions.

Noninterest Expense

     Noninterest expense increased during the nine month period ended September 30, 2002 by $1.1 million or 26.1%. The primary reasons for the increase in noninterest expense were full nine months expenses associated with a branch acquisition completed in May of 2001, costs associated with a new branch that opened in May of 2002 and costs for Oswego County Bancorp's strategic initiative to convert the data processing function from an outsourced service to an in-house data center. For the nine month period ended September 30, 2002, salaries and employee benefits expenses increased $677,000, occupancy and equipment expenses increased $120,000,data processing costs increased $108,000, professional fees increased $92,000, office supplies, printing and postage increased $37,000 and other expenses increased by $73,000 primarily due to increases in training, travel and correspondent bank costs. Salaries and employee benefits expenses increased primarily due to increased staffing as a result of the new branch offices. These increases were partially offset by a $15,000 reduction in contribution expense.

Income Taxes

     Income tax expense for the nine month period ended September 30, 2002 was $114,000 as compared to $203,000 in 2001. The decrease in income tax expense was primarily due to the tax benefit received as a result of a greater proportion of our income being derived from tax-exempt municipal securities. The effective income tax rate of 12.5% for the nine month period ended September 30, 2002 is based on the projected effective income tax rate for the twelve month period ended December 31, 2002. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance, which are projected to reduce the effective income tax rate by 23.4 percentage points.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Net income was $278,000 in the three months ended September 30, 2002 compared to net income of $297,000 for the three month period ended September 30, 2001. For the three month period ended September 30, 2002 compared to the three month period ended September 30, 2001 net interest income increased $167,000 and noninterest income increased by $131,000. These increases were partially offset by an increase in noninterest expenses of $305,000 and an increase in the provision for loan losses of $39,000. Return on average equity was 6.57% in the three month period of 2002 compared to 7.58% in the three month period ended September 30, 2001. Return on average assets was 0.63% for the three month period ended September 30, 2002 compared to 0.75% in the same period of 2001.

Net Interest Income

         Net interest income increased $167,000 in the three month period ended September 30, 2002 to $1.5 million as compared to $1.3 million in 2001. The increase in net interest income during the three month period was the result of interest expense decreasing more significantly than interest income. Interest income decreased $90,000 and interest expense decreased $257,000. Oswego County Bancorp's net interest rate spread on a tax equivalent basis of 3.67% for the three months of 2002 increased 27 basis points from the three month period of 2001. The increase in interest rate spread on a tax equivalent basis was due to lower rates on deposits and borrowings, which were partially offset by lower interest rates on interest earning assets. For the three month period ended September 30, 2002 net interest income on a tax equivalent basis increased $181,000 from increases in volume of interest earning assets and interest earning liabilities and increased $27,000 from changes in interest rates.

Interest Income

     Interest income on a tax equivalent basis decreased by $49,000, or 1.9%, to $2.6 million in the three month periods ended September 30, 2002. The decrease in interest income resulted from a $42,000 decrease in loan interest income, and a $13,000 decrease in interest income from federal funds investments, which was partially offset by a $6,000 increase in securities interest income. The increase in securities income was the result of a $3.5 million increase in average securities partially offset by a 48 basis point reduction in interest rates on securities. The interest income rate on securities decreased to 6.01% in 2002 from 6.49% in 2001. The decrease in loan interest income was the result of a 105 basis point reduction in the average yield to 6.84% in 2002 from 7.89% in 2001, which was partially offset a $12.9 million increase in the balances of average loans.

Interest Expense

     Interest expense decreased by $257,000 to $967,000 for the three month period ended September 30, 2002 compared to $1.2 million for the three months ended September 30, 2001. The decrease in interest expense resulted from lower rates paid on deposits and borrowings, which was partially offset by higher average balances of deposits and borrowings. Average deposit balances increased $13.8 million or 12.8% compared to 2001. Average borrowings decreased $5,000.

                     NET INTEREST INCOME, RATES AND BALANCES
                           Quarter Ended September 30,

                                         Interest            Yields/ Rates           Average balances
                                  ---------------------  --------------------   -------------------------
       (dollars in thousands         2002        2001       2002       2001         2002          2001
                                  ---------   ---------  ---------  ---------   -----------   -----------
Interest earning assets:
Loans, gross (a)                $    1,948       1,990      6.84%      7.89%  $    113,030       100,128
Securities, at amortized cost (b)      631         625      6.01%      6.49%        41,641        38,191
Federal funds sold & other              16          29      1.76%      3.38%         3,601         3,409
                                  ---------   ---------  ---------  ---------   -----------   -----------
  Total interest earning assets      2,595       2,644      6.50%      7.40%       158,272       141,728

Noninterest earning assets                                                          17,757        15,179
                                                                                -----------   -----------
  Total assets                                                                $    176,029       156,907

Interest bearing liabilities:
Savings, now, money market (c)         292         392      1.67%      2.54%  $     69,316        61,182
Time deposits                          469         611      3.58%      5.24%        51,903        46,266
Borrowings                             206         221      5.84%      6.26%        14,006        14,011
                                  ---------   ---------  ---------  ---------   -----------   -----------
  Total interest bearing liabilities   967       1,224      2.84%      4.00%       135,225       121,459

Noninterest bearing deposits                                                        21,919        18,326
Other noninterest liabilities                                                        2,094         1,581
                                                                                -----------   -----------
  Total liabilities                                                                159,238       141,366
Shareholders' equity                                                                16,791        15,541
                                                                                -----------   -----------
  Total liabilities & equity                                                  $    176,029       156,907
Net interest income             $    1,628       1,420
Excess of earning assets
  over interest bearing liabilities                                           $     23,047        20,269
Interest rate spread                                        3.67%      3.40%
Net interest margin (d)                                     4.08%      3.98%

(a)  Includes nonaccruing loans.
(b) Includes tax equivalent adjustment for the Company's tax-exempt securites income.
(c)  Includes escrow deposits.
(d)  Net interest income divided by average interest-earning assets.

Provision for Loan Losses

         The allowance for loan losses increased $60,000 during the three months ended September 30, 2002 versus an $41,000 decrease for the three months ended September 30, 2001. This $101,000 difference reflects provisions, charge-offs and recoveries. The provision for loan losses was $75,000 in the three month period ended September 30, 2002 compared to $36,000 in the same period of 2001. Oswego County Savings Bank allowance model reflected increased provision requirements, particularly in the commercial and commercial mortgage portfolios, which generally expose Oswego County Savings Bank to greater risk of loss than loans secured by residential real estate. Such requirements for provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. Additional information regarding the allowance for loan losses is provided in the table that follows:

                                                                                Quarter ended September 30,
                                  (thousands)                                    2002                  2001
                                                                                 ----                  ----
              Allowance for loan losses
              -------------------------
              Balance, beginning of quarter                             $        1,024                1,202
                 Provision for loan losses                                          75                   36
                 Charge-offs                                                       (18)                 (75)
                 Recoveries                                                          3                   (2)
                                                                        --------------       --------------
              Balance, end of quarter                                   $        1,084                1,161
                                                                        ==============       ==============

              Net charge-offs (annualized) to average loans                      0.05%                3.08%
              Allowance to ending loans                                          0.96%                1.10%

Noninterest Income

     Noninterest income increased $131,000 to $666,000 for the three month period ended September 30, 2002 compared to $535,000 in 2001. The increase in noninterest income is due, in part, to Oswego County Bancorp's continued efforts to increase revenues from noninterest sources through revising fee structures and enhancing services. For the three month period ended September 30, 2002, the increase in noninterest income was the result of a $151,000 increase in fee revenue from increased income on deposit accounts and increased loan income, a $5,000 increase in income from bank-owned life insurance, and a $16,000 increase in gain on loans sold, which was partially offset by a $4,000 reduction in income from gains on securities transactions and a $37,000 reduction in other income.

Noninterest Expense

     Noninterest expense increased during the three month period ended September 30, 2002 by $305,000 or 20.7%. The primary reasons for the increase in noninterest expense were increased expenses associated with a new branch that opened in May of 2002. For the three month period ended September 30, 2002, salaries and employee benefits expenses increased $228,000, occupancy and equipment expenses increased $76,000, and professional fees increased $40,000. These increases were partially offset by a $39,000 reduction in other expenses.

Income Taxes

     Income tax expense for the three month period ended September 30, 2002 was $39,000 as compared to $66,000 in 2001. The decrease in income tax expense was primarily due to the tax benefit received as a result of a greater proportion of our income being derived from tax-exempt municipal securities. The effective income tax rate of 12.3% for the three month period ended September 30, 2002 is based on the projected effective income tax rate for the twelve month period ended December 31, 2002. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance, which are projected to reduce the effective income tax rate 23.4 percentage points.

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

Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. Such products frequently have short terms (five years or less) or interest rates that adjust at least every five years. funds are utilized to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of investment securities. At September 30, 2002, the Company had outstanding commitments to originate loans of approximately $15.7 million and unused letters of credit of approximately $1.4 million. At September 30, 2002, the Company also had certificates of deposit scheduled to mature in one year or less totaling $38.5 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. It is anticipated that the Company will continue to have sufficient deposit funds and available borrowings to meet its current commitments.

At September 30, 2002, the Company had total borrowings from the Federal Home Loan Bank of New York (FHLB-NY) of $14.0 million. Also available to the Company are overnight and one-month borrowing facilities with the FHLB-NY, each in the amount of $7.7 million, an overnight credit plus line of $7.0 million with the FHLB-NY and a $5.0 million overnight line of credit with a commercial bank.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal and New York State banking regulators. Failure to meet minimum capital requirements could result in certain mandatory and discretionary responses by regulators that could have a material effect on the Company's financial condition and results of operations. In addition, the ability of the Company and the Bank to pay dividends is subject to regulations administered by the banking agencies. At September 30, 2002, the Company and the Bank exceeded minimum capital requirements of the agencies and also exceeded levels established for banking organizations considered well capitalized by the regulators.



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

Item 3.  Controls and Procedures

         During the 90-day period prior to the filing date of this report, management, including the Company's President and Chief Executive Officer and Senior Vice President/Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Senior Vice President/Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

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

                                    OSWEGO COUNTY BANCORP, INC.



Date:    November 13, 2002          By:      /s/ Gregory J. Kreis
                                             -----------------------------------
                                             Gregory J. Kreis
                                             President and Chief Executive
                                             Officer



Date:    November 13, 2002          By:      /s/ Eugene R. Sunderhaft
                                             -----------------------------------
                                             Eugene R. Sunderhaft
                                             Senior Vice President and Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer)

                                 CERTIFICATIONS


         I, Gregory J. Kreis, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Oswego County Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002              /s/ Gregory J. Kreis
                                      --------------------------------
                                      Gregory J. Kreis
                                      President and Chief Executive Officer

         I, Eugene R. Sunderhaft, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Oswego County Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                    /s/ Eugene R. Sunderhaft
                                            ------------------------------------
                                            Eugene R. Sunderhaft
                                            Chief Financial Officer

                                                                    EXHIBIT 99.1



               STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE
               SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350


         The undersigned, Gregory J. Kreis, is the President and Chief Executive Officer of Oswego County Bancorp, Inc. (the "Company").

         This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Report").

         By execution of this statement, I certify that:

                A)         the Report fully complies with the requirements of
                           Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and

                B) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

         This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended.



                                          By:  /s/ Gregory J. Kreis
                                               ---------------------------------
Date:  November 13, 2002                       Gregory J. Kreis
                                               President and Chief Executive
                                               Officer